Form 10-K
period 2022-12-31
CARTERS INC
filed 2023-02-24
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Large Accelerated Filer ☒ Accelerated Filer ☐
Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on July 2, 2022 as reported on the New York Stock Exchange was $2,681,173,556. For purposes of the foregoing calculation only, which is required by Form 10-K, the registrant has included in the shares owned by affiliates those shares owned by directors and executive officers of the registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 17, 2023, there were 37,653,983 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter’s, Inc., scheduled to be held on May 17, 2023, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 31, 2022.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2022

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws relating to our future performance, including statements with respect to the potential effects of macroeconomic conditions, the COVID-19 pandemic, inflationary pressures, the impact of supply chain delays, consumer habits, the Company’s future outlook, financial results and sales growth, operational challenges, liquidity, strategy, financings, and investments. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. These forward-looking statements are based upon our current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K and the following: the effects of the COVID-19 pandemic and macroeconomic factors, including inflationary pressures; financial difficulties for one or more of our major customers; an overall decrease in consumer spending; our products not being accepted in the marketplace; increased competition in the market place; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; pending and threatened lawsuits; a breach of our or our third-party vendor information technology systems; increased margin pressures, including increased cost of materials and labor; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; ability source sustainable materials; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; and changes in our tax obligations, including additional customs, duties or tariffs. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not have any intention or obligation to update forward-looking statements after the filing of this Annual Report on Form 10-K. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
PART I
Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.
Our market share data is based on information provided by the NPD Group, Inc. (“NPD”). NPD data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers’ point of sale data for children’s apparel in the United States (“U.S.”) and represents the twelve-month period ended December 2022.
Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market. Some NPD market share data is presented based on age segments. The baby and young children’s apparel market in which we compete includes apparel products for ages zero to 10 and is divided into the zero to two-year-old baby market, the three- to four-year-old toddler market, and the five- to 10-year-old kids market. Note that Carter’s defines its product offerings by sizes: baby (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14). In addition, other NPD market share data is presented based on NPD’s definition of the baby and playclothes categories, which are different from Carter’s definitions of these categories.
Certain NPD data cited in prior Annual Reports on Form 10-K were based on an alternate methodology no longer employed by NPD and are not comparable to the current year presentation.
Our trademarks that are referred to in this Annual Report on Form 10-K, including Carter’s, OshKosh, OshKosh B’gosh, Baby B’gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, Carter’s KID, and My Rewarding Moments, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2022, which ended on December 31, 2022, contained 52 weeks. Fiscal 2021, which ended on January 1, 2022, contained 52 weeks. Fiscal 2020, which ended on January 2, 2021, contained 53 weeks.

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
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel, sleepwear, and accessories for children in sizes newborn to 14.
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
Additionally, Child of Mine, an exclusive Carter’s brand, is available only at Walmart; Just One You, an exclusive Carter’s brand, is available only at Target, and Simple Joys, an exclusive Carter’s brand, is available only on Amazon.
Launched in 2021, the Little Planet brand focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under the Global Organic Textile Standard (“GOTS”), a global textile processing standard for organic fibers. This brand includes a wide assortment of baby and toddler apparel, accessories, and sleepwear.
Our corporate purpose is to inspire the generations raising the future. Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. The baby and young children’s apparel market ages zero to 10 in the U.S. is approximately $29 billion as of December 2022. In this market, our Carter’s brands, including our exclusive brands, hold the #1 position with approximately 10% market share and our OshKosh brand has approximately 1% market share as of December 2022.
Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2022, our channels included 993 company-owned retail stores, approximately 19,350 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. Additional financial and geographical information about our business segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 14, Segment Information, to the consolidated financial statements.
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy focuses on four key strategic priorities:
•Lead in eCommerce — We operate an award-winning online platform focused on children’s apparel in the United States, with omni-channel capabilities to support the shopping preferences of families with young children. We plan to continue to invest in eCommerce and omni-channel capabilities to provide a market-leading eCommerce experience for consumers. eCommerce is expected to contribute to our overall growth objectives in the coming years.
•Win in Baby — Our Carter’s brand has a unique position in the marketplace. It is the leading brand in the newborn to two-year-old apparel market in the United States, with over three times the market share of the next largest brand. We believe the strength of our brands, product innovation, and targeted marketing and customer acquisition initiatives position us well for growth in this market segment.

•Age Up — Our long track record of success suggests consumers trust Carter’s for their baby apparel purchases and, as their children grow, many stay with us and appreciate the high value our product offerings provide in those early years of life.
•Expand Globally — In recent years, we have strengthened our position in the Canada market by investing in omni-channel capabilities, including same-day pick-up and curbside pick-up services. In Mexico, we are executing the same strategy that served us well in Canada and the United States by building retail store, eCommerce, and wholesale distribution capabilities. Our global capabilities are further strengthened through our relationships with multi-national retailers, including Amazon, Walmart, and Costco and wholesale partners in over 90 countries.
Our Brands
Carter’s & OshKosh B’gosh
Our Carter’s and OshKosh product offerings include apparel and accessories for babies (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14).
For our Carter’s brands, our focus is on essential, high-volume apparel products for babies and young children, including bodysuits, layette essentials, sleep and play, pants, tops and t-shirts, multi-piece sets, dresses, and sleepwear. We attribute our leading market position to our strong value proposition, brand strength, distinctive prints and colors, and commitment to quality, as well as our broad wholesale distribution channel that includes successful and long-standing relationships with leading global and national retailers. Our marketing programs are targeted toward first-time parents, experienced parents, and gift-givers. Our core baby product line, the largest component of our baby business, provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive Carter’s brands: our Child of Mine brand, which is available at Walmart, our Just One You brand, which is available at Target, and our Simple Joys brand, which is available on Amazon. In 2021, we launched our Little Planet brand, which focuses on organic fabrics and sustainable materials.
Carter’s is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. As of December 2022, our multi-channel business model enabled our Carter’s brands to maintain leading market share of approximately 10% in the zero to 10-year-old market, which represented approximately 1.7 times the market share of the next largest brand. In addition, our Carter’s brands maintained the leading market position with approximately 19% in the zero to two-year-old baby market, which represented over three times the market share of the next largest brand, and maintained its leading market position with approximately 12% in the three to four-year-old toddler market, which represented approximately 1.7 times the market share of the next largest brand.
The focus of the OshKosh brand is high-quality playclothes, including denim apparel products, overalls, core bottoms, knit tops, t-shirts, and layering pieces for everyday use. Our OshKosh brand is positioned towards toddlers and young children. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. As of December 2022, our OshKosh brand’s market share was approximately 1% of the zero to 10-year-old apparel market in the United States.
For both our Carter’s and OshKosh brands, we employ cross-functional teams to develop our product assortments. Team members from merchandising, art, design, sourcing, product development, buying, planning, and marketing follow a disciplined development process. We believe this approach, which includes consumer research, cost engineering, and rigorous attention to detail, results in compelling consumer product offerings, reduces our risk exposure to short-term trends, and supports efficient and productive operations.
We are focused on strengthening our brands with consumers by differentiating our products through fabric and material improvements, new artistic applications, updated packaging and presentation strategies, and marketing. We also place importance on differentiating our products and presentation through in-store fixturing, branding, signage, photography, and advertising across all of our global channels of distribution.
Licensed Products
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Little Planet brands to various licensed partners in order to expand our product offerings into additional product categories such as footwear, outerwear, accessories (such as hair accessories and jewelry), toys, paper goods, home décor, cribs and baby furniture, and bedding. These licensed partners develop and sell our branded products through multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of our branded products to aim to ensure consistency across product offerings with our brand vision of high-quality products at market-leading value.
We also partner with other brand owners to further expand our retail product offerings, including a range of licensed sports and licensed character t-shirts and sleepwear.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to families with young children. Our Skip Hop brand is best known for kid’s bags, home gear, and products for playtime, mealtime, bath time, and travel, and combines innovative functionality with attractive design.
We believe Skip Hop is a global lifestyle brand. Skip Hop’s core philosophy and positioning begins and ends with its brand promise — “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both an in-house design and a creative team, each of which is dedicated to meeting that goal. We carry Skip Hop branded products in our retail stores and on our eCommerce site, and have made investments in in-store fixturing, branding, and signage, along with digital advertising, to further strengthen the position of the Skip Hop brand.
Little Planet
Our Little Planet brand launched in 2021 and is an organic and sustainable apparel brand focused primarily on products for babies, created to serve a growing consumer need for beautiful heirloom-quality product developed using sustainable materials. The assortment of products also includes a limited range of sleepwear, accessories, toddler apparel, and toys. Little Planet products are primarily sold through our eCommerce site, many of our retail stores, and at Target.
Sales Channels
We sell our Carter’s, OshKosh, Skip Hop, and Little Planet branded products through multiple channels, both in the United States and globally.
U.S. Retail
Our U.S. Retail segment includes sales of our products through our U.S. retail stores and eCommerce sites, including through our omni-channel capabilities to allow our customers to buy on-line and pick-up in store (or curbside), buy-online and ship-to-store, and purchase items in store that may be fulfilled from our distribution facility or another retail store (in-store buy on-line services).
Our U.S. retail stores are generally located in high-traffic strip shopping centers and malls in or near major cities or in outlet centers that are near densely-populated areas. We believe our brand strength, product assortment, and shopping experience have made our retail stores a destination for consumers seeking young children’s apparel and accessories.
Each of our stores carries an assortment of Carter’s, OshKosh, and/or Skip Hop branded products, as well as other products, including Little Planet branded products, depending on the store and location. As of the end of fiscal 2022, our stores averaged approximately 5,000 square feet per location, ranging from on average approximately 4,200 square feet for our formerly single-branded stores to approximately 7,400 square feet for our stores that consist of adjacent and connected Carter’s and OshKosh stores. As of the end of fiscal 2022, in the United States we operated 757 stores.
We regularly assess potential new retail store locations and existing store closures based on demographic factors, retail adjacencies, competitive factors, and population density as part of a rigorous real estate portfolio optimization process.
We also sell our products through our U.S. eCommerce websites at www.carters.com, www.oshkosh.com, and www.skiphop.com, and our mobile application.
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
Our Carter’s brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, and Macy’s. Additionally, our Child of Mine exclusive brand is available at Walmart, our Just One You exclusive brand is available at Target, and our Simple Joys exclusive brand is available on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as Amazon and Target.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, buybuy BABY, Target, and Walmart. Approximately 23% of Skip Hop brand wholesale sales in fiscal 2022 were made to buybuy BABY, whose parent company, Bed Bath & Beyond, Inc., issued a business update on January 5, 2023 about its substantial doubt to continue as a going concern. We are monitoring this development and factored this development into our allowance for credit losses calculation and our annual indefinite-lived intangible tradename asset impairment test. Refer to 8 “Financial Statements and Supplementary Data” and under Note 6, Goodwill and Other Intangible Assets, to the consolidated financial statements.
We collaborate with our wholesale customers to provide a consistent and high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation initiatives. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
International
Our International segment includes sales of our products through our retail stores and eCommerce sites in Canada and Mexico. As of the end of fiscal 2022, in Canada we operated 187 co-branded Carter’s and OshKosh retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 49 retail stores and an eCommerce site at www.carters.com.mx.
Our International segment includes sales of our products to wholesale accounts outside of the United States, such as, in alphabetical order, Amazon, Costco, and Walmart.
In addition, we license our Carter’s and OshKosh brands to international customers that sell our products through branded retail and online stores, as well as to wholesale customers, within their licensed territories. Our International segment includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of the end of fiscal 2022, we had 42 international licensees who operated in over 90 countries.
Our Customer and Marketing Strategy
For all of our brands, our marketing is predominantly focused on driving brand preference and engagement with first-time parents, experienced parents, and gift-givers, including through strengthening and evolving our digital programs. Our omni-channel approach allows the customer to experience our brands as a seamless shopping experience in the channel of their choice. Store purchases are primarily fulfilled from each store’s inventory, but our in-store buy-on-line services allow retail store purchases to be shipped to a customer from one of our distribution facilities or from another retail store. eCommerce purchases, including from our eCommerce websites and mobile application, may be shipped from one of our distribution facilities or from a retail store (buy-on-line, deliver-from-store). Customers can choose to have eCommerce purchases shipped directly to them or to pick-up these purchases in store (buy-on-line and pick-up in-store or buy-on-line, ship-to-store) or through our curbside pick-up services. In fiscal 2021, we expanded our omni-channel capabilities further by implementing many of these omni-channel programs in our retail stores in Canada.
We operate our My Rewarding Moments customer loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2022, our U.S. retail sales were predominantly made to members of My Rewarding Moments.
In fiscal 2019, we launched a new Carter’s credit card program in the United States. The Carter’s credit card complements and enhances our existing My Rewarding Moments loyalty program and provides new benefits for our customers, including free shipping on every eCommerce order, double My Rewarding Moments points, and exclusive cardholder-only events.
Our investments in marketing, which include our newly-developed marketing personalization initiative, customer loyalty program, and new consumer-facing technologies are focused on acquiring new customers, developing stronger relationships with our existing customers, and extending their connections with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children’s apparel market and to connect with a diverse, digitally savvy customer.

Our Global Sourcing Network
We source all of our garments and other products from a global network of third-party suppliers, primarily located in Asia. We source the remainder of our products primarily through North America, Central America, and Africa. During fiscal 2022, approximately 70% of our product was sourced from Cambodia, Vietnam, Bangladesh, and India, and approximately 74% of the fabric that was used in the manufacture of our products was sourced from China, with the remainder primarily from India and Bangladesh. We do not own any raw materials or manufacturing facilities.
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
Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, environmental, trade, labor and intellectual property protection conditions in the countries in which we source our products, and we conduct assessments of our manufacturers and supply chain, as discussed under “—Responsible Sourcing” below. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. We regularly inspect and supervise the manufacture of our products in order to maintain safety and quality control, monitor compliance with our manufacturing specifications and social responsibility standards, and to ensure timely delivery. We also inspect finished products at the manufacturing facilities.
We generally arrange for the production of products on a purchase order basis with completed products manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against losses arising during shipping.
We have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of each foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.
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
Responsible Sourcing
We have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our ethical and social responsibility standards before we place orders for product with that factory. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to suggest improvements when necessary, and we integrate this information into our on-going sourcing decisions. Our vendor code of ethics, with which we require our factories to comply, outlines our standards for supplier behavior in creating a fair and safe workplace and covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters. In addition, our social responsibility policy establishes our expectations for our global suppliers and guides our oversight. This policy is derived from the policies, standards, and conventions of the International Labor Organization, and includes a commitment to the Universal Declaration of Human Rights.
Sustainability
We issued our second Corporate Social Responsibility (“CSR”) Report in fiscal 2022, in which we highlighted our three strategic pillars that guide our long-term CSR commitments: People, Product, and Planet. In furtherance of these commitments, we discussed our efforts to invest in our employees and our communities, grow our sustainable offerings, and reduce our environmental footprint. Through thoughtful innovation, our Little Planet brand uses mostly GOTS certified organic cotton and recycled packaging, and we have begun evaluating and using other sustainable materials in our product assortments. We have increased our transparency on our chemicals management process by publishing a Restricted Substances List, designating chemicals that should be minimized or avoided in our apparel and accessories, and are working with our suppliers to minimize or avoid the use of such chemicals in our products. We proudly use the OEKO-TEX® Standard 100 certification label, a well-known certification for textiles tested for harmful substances, which appeared on much of our baby apparel and sleepwear in fiscal 2022. We have established targets, validated by the Science-Based Target Initiative, to reduce our Scope 1 and 2 greenhouse gas emissions.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third-party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to us and to our customers by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate three distribution centers in Georgia: an approximately 1.1 million square-foot multi-channel facility in Braselton, a 0.5 million square-foot facility in Stockbridge, and a 0.2 million square-foot single-channel facility in Jonesboro. We outsource some distribution activities to third-party logistics providers located in California and leverage additional third-party providers in Georgia primarily for storage seasonally. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our wholesale customers, retail stores, and eCommerce customers.
Internationally, we operate directly or outsource our distribution activities to third-party logistics providers in Canada, China, Mexico, and Vietnam to support shipment to the United States, as well as our international wholesale accounts, international licensees, international eCommerce operations, and Canadian and Mexican retail store networks.
Governmental Regulation
We are subject to laws, regulations and standards set by various governmental authorities and standard setting bodies around the world, including in the United States, Canada, and Mexico, including:
•those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (“SEC”), and the New York Stock Exchange (“NYSE”);
•the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws;
•the tax laws of the United States and other countries;
•health care, employment and labor laws;
•product and consumer safety laws, including those imposed by the U.S. Consumer Product Safety Commission and the Americans with Disabilities Act of 1990;
•data privacy laws, including the E.U. General Data Protection Act (“GDPA”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”);
•trade, transportation and logistics related laws, including tariffs, quotas, embargoes, and orders issued by Customs and Border Protection and similar agencies in other countries; and
•applicable environmental laws.
The majority of our products are imported into the United States, Canada, and Mexico. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which our products are sold may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions including trade related restrictions on the sourcing and importation of raw materials and finished goods, or adjust presently prevailing duty or tariff rates or levels. We, therefore, actively monitor import restrictions and developments and seek to minimize our potential exposure to import related risks through shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, manufacturers, and geographical diversification of our sources of supply.
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
Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition is generally based on a variety of factors, including comfort and fit, quality, pricing, style, and selection. Both branded and private label manufacturers as well as specialty apparel retailers aggressively compete in the baby and young children’s apparel market. Our primary competitors include (in alphabetical order): Gap, Old Navy, and The Children’s Place (specialty apparel); Cat & Jack (private label sold exclusively in Target) and Garanimals (private label sold exclusively in Walmart); and Disney, Nike, and Under Armour (national brands). Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our brand names, breadth and value of product offerings, longevity in the marketplace, broad distribution footprint, scale, and operational expertise position us well against these competitors.
Seasonality and Weather
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full fiscal year. In addition, our business is susceptible to unseasonable weather conditions, which could influence consumer trends, customer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could affect the level and timing of demand.
Human Capital
As of the end of fiscal 2022, we had approximately 15,500 employees globally. The tables below present the composition and location of our employees:

	Employee Count	% of Total
Retail stores	12,000	77.4%
Corporate Offices	1,900	12.3%
Distribution centers	1,600	10.3%
Total	15,500	100.0%

	Employee Count	% of Total
United States	12,500	80.6%
Canada	2,150	13.9%
Mexico	500	3.2%
Other (primarily countries in Asia)	350	2.3%
Total	15,500	100.0%
As of the end of fiscal 2022, approximately 160 employees were unionized employees, all of whom were in Mexico. We believe we have good labor relationships with our employees.
Talent and Development
We are guided by our core values:
•Act with Integrity
•Exceed Expectations
•Inspire Innovation
•Succeed Together
•Invest in People
We believe that to succeed as a business and to positively impact families and our communities, we must first create and maintain an inclusive, supportive workplace culture that fosters high employee engagement. We believe in developing our employees and offer numerous formal training opportunities as well as ongoing informal on-the-job learning, including:
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
Health and Safety
We maintain a culture focused on safety with the goal of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety incidents by reducing their frequency and severity. We also review and monitor our performance closely. In response to the ongoing COVID-19 pandemic, we have implemented and continue to follow safety measures in all our facilities to protect our customers and employees including frequent cleaning, having personal protective equipment available for our retail stores, and maintaining safe working distances and conditions at our distribution centers.
Available Information
Our corporate website address is https://corporate.carters.com. On our investor relations website (ir.carters.com), we make available, free of charge, our SEC reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website the Carter’s Code of Ethics, the Vendor Code of Ethics, and the CSR Report our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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
In March 2020, the World Health Organization declared the outbreak of a new strain of coronavirus (including variants, “COVID-19”) a pandemic. National, state, and local governments and private entities mandated and continue to mandate various restrictions as new waves of the pandemic and new strains of the virus spread across the globe, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, and created significant disruption in financial and retail markets, including increased unemployment rates and a disruption in consumer demand for baby and children’s clothing and accessories. As a result, the COVID-19 pandemic and related measures taken to contain the spread of COVID-19 have had, and may likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. For example, temporary store closures and the disruption of global supply chains in 2020 and 2021 significantly impacted our operations at that time. While the business recovery and adjustments to how we operate our business have mitigated that impact, a further spread of COVID-19, especially in regions that produce our products or raw materials, may have a material impact on our business. The extent to which COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including a resurgence of COVID-19, including new variants, the effectiveness and availability of vaccines and boosters, and the efficacy, scope, and duration of other actions to limit the spread of COVID-19 or treat its impact, among others.
Our business is sensitive to overall levels of consumer spending, particularly in the young children’s apparel market.
Both retail and wholesale consumer demand for young children’s apparel and accessories, specifically brand name apparel products, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of global and macroeconomic factors, such as overall economic conditions and employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, inflationary pressures and general uncertainty regarding the overall future political and economic climate, levels of consumer indebtedness, foreign currency exchange rates, weather, and overall levels of consumer confidence. We have experienced many of these factors due to the ongoing COVID-19 pandemic and the related responses of national, state, and local government and public health officials. For example, the U.S. economy is being negatively impacted by historically high inflation rates, which have negatively impacted and may continue to negatively impact consumer demand. Additionally, birth rate fluctuations, which in turn affect the number of customers that are acquired and retained, can have a material impact on consumer spending and our business. For instance, in recent years we have seen a reduction in the birth rate in the United States and a reduction in the size of the market for young children’s apparel and accessories. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.
Our business could be negatively impacted by political or economic risks that we are exposed to as a result of our global operations.
We are subject to general political and economic risks in connection with our global operations, including political instability (both in the United States and globally, including the ongoing conflict between Russia and Ukraine and the related economic and retaliatory measures), terrorist attacks, and changes in diplomatic and trade relationships, any of which may have a significant adverse effect on our business, financial condition, and results of operations. In recent months, we have observed increased economic uncertainty in the United States and abroad. These developments have led to growing concerns about the systemic impact of a potential global economic recession, energy costs, geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to recent global economic conditions we have seen and may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby adversely affecting our customers’ ability or willingness to purchase our products.
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
We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing and vendor arrangements, to establish and protect our intellectual property assets and rights. The steps taken by us or by our licensees and vendors to protect our proprietary rights may not be adequate to prevent either the counterfeit production of our products or the infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting trademarks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished, and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically or through acquisitions, and any such claim could be expensive and time consuming to defend, regardless of their merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.
The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our employees, and our vendors, marketing partners, third-party manufacturers, and licensees, over whom we have limited control.
Although we maintain policies with our employees, vendors, marketing partners, third-party manufacturers, and licensees that promote ethical business practices, and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of these entities, we do not control our vendors, third-party manufacturers, or licensees, or their practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, anti-bribery laws, privacy laws or other policies or laws by these employees, vendors, third-party manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding us or our brands or products, including licensed products, could adversely affect our reputation and sales. Further, while we take steps to ensure the reputations of our brands are maintained through license and vendor agreements, there can be no guarantee that our brand image will not be negatively affected through its association with products or actions of our licensees, vendors, or third-party manufacturers.
We may experience delays, product recalls, or loss of revenues or incur additional costs if our products do not meet our quality standards.
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality control standards. A failure in our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, may be sold by third-parties without our knowledge or consent. This could materially harm our brand and our reputation in the marketplace.

Risks Related to Operating a Global Business
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The global baby and young children’s apparel and accessories market is highly competitive and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers including in certain instances some of our wholesale accounts. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements and preferences more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing strategies than we can.
Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
A significant amount of our business is with our wholesale customers. For fiscal 2022, we derived approximately 34% of our consolidated net sales from our U.S. Wholesale segment, approximately 33% of our consolidated net sales from our top ten wholesale customers, and approximately 27% of consolidated net sales from our top five wholesale customers, which includes net sales from our exclusive brands sold, in alphabetical order, at Amazon, Target, and Walmart. As of the end of fiscal 2022, approximately 81% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As we have experienced in the past, we face the risk that if one or more of these customers significantly decreases their business or terminates their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, changes in merchandising strategies, or other reasons, then we may have significant levels of excess inventory that we may not be able to place elsewhere, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for estimated credit losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations. For instance, the parent company of buybuy BABY, Bed Bath & Beyond, Inc., previously issued a business update on January 5, 2023 about its substantial doubt to continue as a going concern. This customer comprised approximately 23% of Skip Hop brand wholesale sales in fiscal 2022, and reduced demand from this customer may adversely impact Skip Hop wholesale sales volumes.
Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
We derive a significant portion of our revenues is through our retail stores in leased retail locations across the United States, Canada, and Mexico. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to generate profitable store sales volumes. A significant number of our stores are located in malls and other shopping centers, and many of these malls and shopping centers have been experiencing declines in customer traffic. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Some new stores may be located in areas where we have existing sales channels. Increasing the number of stores in these markets may result in inadvertent diversion of customers and sales from our existing sales channels in the same market, thereby negatively affecting our results of operations. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations. In addition, if consumer shopping preferences transition more from brick-and-mortar stores to online retail experiences, with us or other retailers, any increase we may see in our eCommerce sales may not be sufficient to offset the decreases in sales from our brick-and-mortar stores.
We also must be able to effectively renew our existing store leases on acceptable terms. In addition, from time to time, such as we have done in response to the ongoing COVID-19 pandemic, we may seek to renegotiate existing lease terms or downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to renew existing store leases, secure adequate new lease terms, or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options and renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our profit or growth targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.
Our eCommerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.
The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate consumer demand and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business in the United States, Canada, and Mexico include:
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
Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations. In addition, in fiscal 2022 we experienced a decrease in net sales in our eCommerce channel compared to fiscal 2021. Our eCommerce business may continue to be negatively impacted if consumers shift back to traditional brick-and-mortal retail after the COVID-19 pandemic, and any increase we may see in net sales from brick-and-mortal retail may not be sufficient to offset the decreases in net sales from eCommerce.
Profitability and our reputation and relationships could be negatively affected if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand have resulted and may continue to result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our third-party manufacturers may not be able to produce enough products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image, as well as our results of operations and financial condition.
Our profitability may decline as a result of lower margins, such as through deflationary pressures on our selling prices and increases in production costs and costs to serve.
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
We rely on vendors, distribution resources and transportation providers. In fiscal 2021 and 2022, the costs of raw materials, packaging materials, labor, energy, fuel, transportation, and other inputs necessary for the production and distribution of our products increased significantly. We also expect the pressures of certain input cost inflation to continue in 2023.
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
We have operations in Canada, Mexico, and Asia, and our vendors, third-party manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has experienced significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the businesses of our third-party manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in currency exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.
Our business could suffer a material adverse effect from unseasonable or extreme weather conditions, or other effects of climate change.
Our business is susceptible to unseasonable weather conditions, which could influence customer demand, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season have in the past and could in the future affect the timing of and reduce or shift demand for our products, and thereby could have an adverse effect on our operating results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operating results, financial position, and cash flows. For example, frequent or unusually heavy or intense snowfall, flooding, hurricanes, heat stress and sea level rise, or other extreme weather conditions over an extended period have caused and could in the future cause our stores to close for a period of time or permanently, and could make it difficult for our customers and employees to travel to our stores or to receive products shipped to them, which in turn could negatively impact our operating results.
In addition, there is concern that climate changes could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. These changes may increase the effects described above, and changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key materials, such as cotton. Public expectations and internal goals for reductions in greenhouse gas emissions could result in increased energy, transportation, and raw material costs, and may require us to make additional investments in facilities and equipment. In addition, the failure to meet or properly report progress on our Science-Based Target Initiative targets, public expectations or regulatory requirements may result in reputational damage or other adverse effects. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Risk Relating to Litigation
We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations.
We are subject to various claims and pending or threatened lawsuits in the course of our business, including claims that our designs infringe on the intellectual property rights of third parties. We are also affected by trends in litigation, including class action litigation brought under various laws, including product liability, consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. When appropriate, reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or determine to pay amounts in connection with any such claims or lawsuits, such amounts could exceed applicable insurance coverage, if any, or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, financial condition, and results of operations. Product safety concerns may also require us to recall selected products at a substantial cost to us, which may lead to a lack of consumer trust and reputational harm to the affected brand. Product safety concerns, or the failure to manage recalls or defects, could also result in governmental fines, product liability litigation, lost sales and increased costs.
In addition, as previously reported, in 2009 the SEC and the U.S. Attorney’s Office began conducting investigations, with which we cooperated, related to customer margin support provided by us, including undisclosed margin support commitments and related matters. In December 2010, we entered into a non-prosecution agreement with the SEC pursuant to which the SEC agreed not to charge us with any violations of federal securities laws, commence any enforcement action against us, or require us to pay any financial penalties in connection with the SEC investigation of customer margin support provided by us, conditioned upon our continued cooperation with the SEC’s investigation and with any related proceedings. We have incurred, and may continue to incur, substantial expenses for legal services due to SEC and U.S. Attorney’s Office investigations and any related proceedings. These matters may continue to divert management’s time and attention away from operations. We also expect to bear additional costs pursuant to our advancement and indemnification obligations to directors and officers under the terms of our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset all of the costs incurred in connection with these proceedings.
Risks Related to Cybersecurity, Data Privacy, and Information Technology
Our systems, and those of our third-party vendors, containing personal information and payment data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
We rely on the security of our networks, databases, systems, and processes to protect our proprietary information and information about our customers, employees, and vendors, including customer payment information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent data compromise and rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission and storage of digital information. However, our IT systems are vulnerable to damage or interruption from a variety of sources, including physical damage, telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism, and war, and we have experienced interruptions in the past. These systems, including our servers, are also vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). We have outsourced elements of our IT systems, including to cloud-based solution vendors, and use third-party vendors in other aspects of our operations and, as a result, a number of third-party vendors may or could have access to confidential information. Our third-party vendors have experienced service interruptions and cyber-attacks in the past, and we expect they may continue.
Cyber criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, while we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these issues may not be successful.
If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, modify, or block our access to our private and sensitive internal and third-party information, including payment information and personally identifiable information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law (including the E.U. GDPA, CCPA, and the CPRA) or failing to adequately protect such information. This could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes, or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards established by banks and the payment processing industry, we may be subject to fines, restrictions, and expulsion from payment acceptance programs, which could adversely affect our retail operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. If our IT systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially and adversely affected.
We are also reliant on the security practices of our third-party service providers, which may be outside of our direct control. The services provided by these third parties have been, and will likely continue to be, subject to the same risk of outages, other failures and security breaches described above. If these third parties fail to adhere to adequate security practices, or experience a breach of their systems, the data of our employees and customers may be improperly accessed, used or disclosed. In addition, our third-party providers may take actions beyond our control that could harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating, or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions in our business, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any loss or interruption to our systems or the services provided by third parties would adversely affect our business, financial condition, and results of operations.
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

•financial instability, including bankruptcy or insolvency, of one or more of our major vendors, including our transportation providers and carriers;
•the imposition of new laws and regulations relating to imports, duties, taxes, and other charges on imports, including those that the U.S. government has implemented and may further implement on imports from China, such as the Uyghur Forced Labor Prevention Act and other sanctions and trade regulations issued by the U.S. government related to forced labor in the Xinjiang Uyghur Autonomous Region of China and other regions which may affect our sourcing operations and the availability of raw materials, including cotton, used by the vendors from which we purchase goods;
•increased costs of raw materials (including cotton and other commodities), labor, fuel, and transportation;
•interruptions in the supply of raw materials, including cotton, fabric, and trim items;
•increases in the cost of labor in our sourcing locations;
•changes in the U.S. customs procedures concerning the importation of apparel products, durable goods and accessories;
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
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers. The COVID-19 pandemic has impacted and continues to impact global supply chain operations, causing delays in the production and transportation of our product. For example, in fiscal 2020 and 2021 the COVID-19 pandemic had a material adverse effect on our sourcing operations, particularly in China and the rest of Asia, and has slowed our ability to import products into North America. In addition, in fiscal 2021 and 2022, we experienced increased inbound transportation and freight costs as compared to prior periods, and we expect that we may experience increased costs in the future that may adversely impact our financial and operating results in fiscal 2023 and further periods.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2022, we purchased approximately 57% of our products from ten vendors, with three vendors representing nearly one half of the purchases made from our top ten vendors. Additionally, we estimate that approximately 74% of the fabric that is used in the manufacture of our products is sourced from China. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors become insolvent or experience financial difficulties, manufacturing capacity constraints, significant labor disputes, or restrictions imposed by foreign governments) our business, results of operations, and financial condition may be adversely affected.
Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third-party factories where our goods are produced, the shipping ports we use, or within our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the West Coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of this west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. We, along with other companies, have also shifted a significant amount of our product deliveries to ports of entry on the East Coast of the United States, which have experienced volume increases that created, and may continue to create, delays at these ports that did not exist before we, and others, shifted significant volume to them. Further, in the past, the insolvency of a major shipping company has also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
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
Additionally, the nature of our business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when increase our inventory levels, and to support our retail omni-channel strategies, including our buy on-line and pick-up in store program. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are validated by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases and allocations to our sales channels. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins, and too little inventory may result in lost sales.
Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.
We handle a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at our distribution facility (such as a high level of demand during peak periods) or because of natural disasters, health issues, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. Additionally, we have experienced significant competition in hiring employees for this facility, which we attribute to the impacts of governmental stimulus related to COVID-19 and to increased competition and rising wages. To address this, we have increased wages and implemented other policies in order to retain existing employees and attract additional employees. These wage increases impacted our operating results. We are likely to continue to face challenges in hiring employees for this facility due to increased competition and we may incur additional employee-related costs, when necessary, which would impact our operating results. These staffing difficulties have caused and may in the future cause additional capacity constraints. Additionally, if we are unable to adequately staff this facility to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results may be further harmed.
In addition, we use automated systems that manage the order processing for our eCommerce business. In the event that one of these systems becomes inoperable for any reason, we may be unable to ship orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.

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
We are subject to laws, regulations and standards set by various governmental authorities around the world, including in the United States, Canada, and Mexico, including:
•those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC, and the NYSE;
•the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws;
•health care, employment and labor laws;
•product and consumer safety laws, including those imposed by the U.S. Consumer Product Safety Commission and the Americans with Disabilities Act of 1990;
•data privacy laws, including the E.U. GDPA and the CCPA;
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
The implementation of our business strategy periodically involves the execution of complex initiatives, such as acquisitions, which may require that we make significant estimates and assumptions about opportunities and initiatives that we may pursue. These projects could place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these projects effectively and implement them successfully. If our estimates and assumptions about a project are incorrect, or if we miscalculate the resources or time we need to complete a project or fail to implement a project effectively, our business and operating results could be adversely affected.
Given the trend of declining customer traffic in malls and shopping centers, our multi-channel business model is an important pillar of our strategic plan. Our multi-channel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. However, to be effective, this strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Omni-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and address new developments and technology investments by our competitors. Our omni-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. If we are unable to attract and retain employees or contract with third-parties having the specialized skills needed to support our multi-channel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers' orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand and delivery promises to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
Additionally, our pricing and other strategies for growing profitability may not achieve their objectives, may adversely affect our business, inventory units sold, results of operations, and cash flows.
A failure to properly execute our plans and business strategies, delays in executing our plans and business strategies, increased costs associated with executing on our plans and business strategies, or failure to identify alternative strategies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our success is dependent upon retaining key individuals within the organization to execute our strategic plan.
Our ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, technology, operations, including distribution center and retail store, and support function staffing is key to our success. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We have paid special bonuses across our workforce and have increased, and may continue to increase, our employee compensation and benefits levels in response to competition, as necessary. Our inability to retain personnel could cause us to experience business disruption due to a loss of historical knowledge and a lack of business continuity and may adversely affect our results of operations, financial position, and cash flows.
We may be unable to grow through acquisitions or successfully integrate acquired businesses, and such acquisitions may fail to achieve the financial results we expected.
From time to time we may acquire other businesses as part of our growth strategy, such as our acquisitions of the Skip Hop brand and our Mexican licensee in fiscal 2017, and we may partially or fully fund future acquisitions by taking on additional debt. We may be unable to continue to grow through acquisitions if we are not able to identify suitable acquisition candidates or acquire them on favorable terms, and potential acquisitions may be abandoned or delayed if necessary financing is not available or regulatory approvals cannot be obtained. For completed acquisitions, we may be unable to successfully integrate businesses we acquire and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including harmonizing divergent technology platforms, diversion of our management attention, failure to retain key personnel and customers, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, such as those relating to product safety, anti-bribery or anti-corruption. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

Risks Related to Financial Reporting, Our Debt, and Tax
We may not achieve sales growth plans, profitability objectives, and other assumptions that support the carrying value of our intangible assets.
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned profitability objectives. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values. For example, in fiscal 2022, we recorded pre-tax intangible asset impairments of $9.0 million, reflecting the effect of increased discount rates and lower forecasted sales and profitability. In addition, in the first quarter of fiscal 2020, we recorded intangible asset impairments of $26.5 million and a goodwill impairment of $17.7 million based on forecasted financial information derived from the information reasonably available to us at the time given the unknown future impact of the COVID-19 pandemic.
We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of the end of fiscal 2022, we had $620.0 million aggregate principal amount of debt outstanding (excluding $3.5 million of outstanding letters of credit), and $726.5 million of undrawn availability under our senior secured revolving credit facility after giving effect to $3.5 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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
In addition, both our senior secured revolving credit facility and, in certain circumstances, the indenture that governs the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments (including business acquisitions), pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In particular, we cannot guarantee that we will have sufficient cash from operations, borrowing capacity under our debt documents, or the ability to raise additional funds in the capital markets to pursue our growth strategies as a result of these restrictions or otherwise. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, Hong Kong, Mexico, and other foreign jurisdictions. Our taxable income in each jurisdiction is affected by certain transfer pricing arrangements between affiliated entities. Challenges to the arms-length nature of these transfer prices could materially affect our taxable income in a taxing jurisdiction, and therefore affect our income tax expense. We record tax expense based on our estimates of current and future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the geographic mix and level of earnings.
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
General Risks
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
The market price of our comment stock may be volatile.
The market price of our common stock may fluctuate substantially. Future announcements concerning us or our competitors’, financial results, quarterly variations in operating results or comparable sales, updates on strategic initiatives, failure to meet analyst or investor expectations, failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause these fluctuations. In addition, stock markets have experienced periods of significant price or volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. Stock price volatility may also impact our decisions with respect to future dividends and share repurchases.
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision is not intended to apply to actions arising under the Exchange Act or the Securities Act of 1933, as amended. The Court of Chancery of the State of Delaware has held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships that were established by or under the DGCL.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the forum selection provision of our amended and restated bylaws. The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of December 31, 2022.
Our corporate headquarters occupies 278,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in April 2030. In addition, we occupy leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and we occupy leased space in Hong Kong, which serves as our principal sourcing office in Asia. We also lease other space in Georgia and New York, as well as in Bangladesh, Cambodia, China, Mexico, and Vietnam that, depending on the site, serves as a sourcing, sales, or administrative office. We also own a 224,000 square foot facility in Griffin, Georgia.
Our largest distribution centers, which we lease, are located in Braselton, Georgia, Stockbridge, Georgia, and Jonesboro, Georgia and are 1.1 million, 0.5 million, and 0.2 million square feet, respectively. The distribution centers in Braselton, Georgia and Stockbridge, Georgia support all of our operating segments, and the distribution center in Jonesboro, Georgia supports our U.S. Wholesale segment. We also lease additional space in or use third-party logistics providers in California, Canada, China, Mexico and Vietnam for warehousing and distribution purposes.
We also operate the following number of leased retail stores: 757 in the United States, 187 in Canada, and 49 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 3.3 years, excluding renewal options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol CRI. As of February 17, 2023, there were 184 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Open Market Share Repurchases
The following table provides information about shares repurchased during the fourth quarter of fiscal 2022:

Period	Total number of shares purchased(*)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

October 2, 2022 through October 29, 2022	320,012	$71.30	320,012	$784,626,269

October 30, 2022 through November 26, 2022	53,710	$74.13	52,625	$780,725,321

November 27, 2022 through December 31, 2022	432,069	$72.21	432,069	$749,526,315

Total	805,791		804,706
(*)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 1,085 shares surrendered between October 30, 2022 and November 26, 2022.
Share Repurchase Program
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total aggregate remaining capacity under outstanding repurchase authorizations as of December 31, 2022 was $749.5 million. The share repurchase authorizations have no expiration dates.
We repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Number of shares repurchased	3,747,187	2,967,619	474,684
Aggregate cost of shares repurchased (dollars in thousands)	$299,667	$299,339	$45,255
Average price per share	$79.97	$100.87	$95.34
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility and considerations given to market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
On February 23, 2023, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.75 per common share, payable on March 17, 2023 to shareholders of record at the close of business on March 7, 2023.
In fiscal 2022, the Board of Directors declared and the Company paid quarterly cash dividends of $0.75 per common share during all four quarters. In fiscal 2021, the Board of Directors declared and the Company paid quarterly cash dividends of $0.40 per common share in each of the second and third quarters of fiscal 2021 and $0.60 per common share in the fourth quarter of fiscal 2021. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and the Company did not pay cash dividends for the first quarter of 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
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
Recent Sales of Unregistered Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K. Our discussion of our results of operations and financial condition contains certain forward-looking statements within the meaning of the federal securities laws relating to our future performance, including statements with respect to the potential effects of macroeconomic conditions, the COVID-19 pandemic, consumer habits and the Company’s future outlook, financial results and sales growth, operational challenges, liquidity, strategy, financings, and investments. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.
For a comparison of our results for fiscal year 2021 to our results for fiscal year 2020 and other financial information related to fiscal year 2020, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, filed with the SEC on February 25, 2022.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2022, which ended on December 31, 2022, contained 52 weeks. Fiscal 2021, which ended on January 1, 2022, contained 52 weeks. Fiscal 2020, which ended on January 2, 2021, contained 53 weeks.
The 53rd week in fiscal 2020 contributed approximately $32.1 million of incremental consolidated revenue. Consolidated gross margin for revenue in the 53rd week was slightly lower than consolidated gross margin for fiscal 2021 and fiscal 2022 due to increased promotional activity during the 53rd week.
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
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel, sleepwear, and accessories for children in sizes newborn to 14.
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
Additionally, Child of Mine, an exclusive Carter’s brand, is available only at Walmart; Just One You, an exclusive Carter’s brand, is available only at Target, and Simple Joys, an exclusive Carter’s brand, is available only on Amazon.
Launched in 2021, the Little Planet brand focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under the GOTS, a global textile processing standard for organic fibers. This brand includes a wide assortment of baby and toddler apparel, accessories, and sleepwear.
Our corporate purpose is to inspire the generations raising the future. Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. The baby and young children’s apparel market ages zero to 10 in the U.S. is approximately $29 billion. In this market, our Carter’s brands, including our exclusive brands, hold the #1 position with approximately 10% market share and our OshKosh brand has approximately 1% market share as of December 2022.

Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2022, our channels included 993 company-owned retail stores, approximately 19,350 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy focuses on four key strategic priorities:
•Lead in eCommerce;
•Win in Baby;
•Age Up; and
•Expand Globally.
Segments
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. Additional financial and geographical information about our business segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 14, Segment Information, to the consolidated financial statements.
Gross Profit and Gross Margin
Gross profit is calculated as consolidated net sales less cost of goods sold less adverse purchase commitments (inventory and raw materials), net. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in Selling, general, and administrative (“SG&A”) expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
Recent Developments
The Company has continued to navigate through unprecedented disruptions in the marketplace over the past few years while we have continued to serve the needs of all families with young children, invest in our business, reduce debt, and return capital to our shareholders.
Macroeconomic Factors, Consumer Demand, and Inventories
Macroeconomic factors, including inflationary pressures, decreased U.S. gross domestic product in the first half of fiscal 2022, increased interest rates, increased credit card debt and increased risks of a recession continued to create a complex and challenging environment for our business in fiscal 2022. We believe these macroeconomic factors have resulted in lower consumer sentiment and negatively impacted demand for our products and will likely continue to negatively impact demand in future quarters. These factors, along with a lapping of government stimulus payments that did not reoccur in fiscal 2022, contributed to reduced net sales and operating income compared to fiscal 2021.
Compared to the end of fiscal 2021, our inventories increased $96.8 million, or 14.9%, to $744.6 million, primarily due to longer holding periods for inventory to be sold in future periods, planned earlier inventory ownership to offset transportation delays, increased product costs, and lower than projected net sales. Inventory held to be sold in future periods, or “pack and hold” inventory, increased $70.1 million, or 240.6% to $99.2 million. These increased inventory levels are being experienced throughout much of the retail industry, resulting in an increase in promotional activity as companies sell off their excess inventories. We have taken action to align inventory with planned demand, including canceling and/or reducing inventory purchases, selectively utilizing a pack and hold strategy to sell through inventory profitably in later periods, and continuing to use our own retail channels to sell through excess inventory profitably. Inventory levels during fiscal 2023 are expected to be lower than those in fiscal 2022, and we expect these levels to normalize by the end of fiscal 2023.
Inflationary Pressures
In fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products rapidly increased. These inflationary pressures of input costs may persist in fiscal 2023. We have offset some of these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, leveraging a mix of longer-term shipping container contracts and spot market purchases, and reductions in discretionary spending. However, our pricing actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Supply Chain Disruptions
Geopolitical factors continue to impact supply chain operations, causing delays in the production and transportation of our product. To help mitigate production delays and meet consumer demand for our products, we have leveraged our strong relationships with our suppliers to shift production schedules when possible. We have also moved more shipments to East Coast ports to hedge against more unpredictable transportation delays and potential labor disruptions in West Coast ports. In the second half of fiscal 2022, East Coast ports also experienced delays. However, we believe that a potential global slowdown in consumer demand may result in improved deliveries and lower product and transportation costs beginning in fiscal 2023.
Fiscal Year 2022 Highlights
Our financial results in fiscal 2022 were meaningfully impacted by significant comparability issues with prior periods such as macroeconomic headwinds, including record high inflation, which impacted our cost structure, lower consumer sentiment, decreased consumer spending in the overall retail industry, and the lapping of government stimulus payments in fiscal 2021 that did not reoccur in fiscal 2022.
Despite these challenges, we were able to meet our pricing objectives, increasing average selling prices per unit by 5%, maintain strong gross margins, effectively manage our variable expenses, increase our store count, and return capital to our shareholders.
Unless otherwise stated, comparisons are to fiscal 2021.
•Consolidated net sales decreased $273.7 million, or 7.9%, to $3.21 billion, primarily due to macroeconomic factors, including inflationary pressures, driving lower consumer demand and the lapping of government stimulus payments that did not reoccur in fiscal 2022.
◦U.S. Retail segment net sales decreased $219.1 million, or 11.5%, to $1.68 billion, primarily driven by lower traffic as macroeconomic conditions adversely affected demand. Demand for our exclusive Carter’s brands increased as a result of favorable timing of customer orders and product availability.
◦U.S. Wholesale segment net sales decreased $45.9 million, or 4.1%, to $1.08 billion, primarily due to lower consumer replenishment demand during the year as macroeconomic conditions adversely affected demand. Instead of selling certain products through off-price channels, we are utilizing a pack and hold strategy to aim to sell through inventory profitably in fiscal 2023.
◦International segment net sales decreased $8.7 million, or 1.9%, to $452.1 million, primarily driven by decreased net sales to our multinational wholesale accounts and decreased sales through our Canadian eCommerce channel. Our international wholesale partners and Mexican retail stores continued to see growth in fiscal 2022.
•Average selling prices per unit increased approximately 5% due to improved price realization and decreased promotions.
•Consolidated gross margin remained strong at 45.8%, down 190 bps from fiscal 2021, due to improved price realization and decreased air freight, which were offset by inflationary pressures on our product and transportation costs. As a result of actions taken and a potential global slowdown in consumer demand, we believe that we may experience lower product and transportation costs beginning in fiscal 2023.
•We were able to effectively manage our selling, general, and administrative expenses (“SG&A”). SG&A as a percentage of consolidated net sales remained fairly consistent, increasing approximately 40 bps to 34.6% in fiscal

2022. While we will continue to focus on effectively managing our variable costs, we will also look to invest in growing our business, including adding new omni-channel capabilities and opening new retail stores.
•Consolidated operating income decreased $117.9 million, or 23.7%, to $379.2 million, and adjusted operating income, a non-GAAP financial measure, decreased $112.6 million, or 22.5%, to $388.2 million. The decrease in consolidated operating income is primarily due to the factors discussed above and the recognition of a $9.0 million non-cash pre-tax impairment charge related to the Skip Hop tradename in fiscal 2022.
•Diluted net income per common share decreased $1.47, or 18.8%, to $6.34, and adjusted diluted net income per common share decreased $0.97, or 12.3%, to $6.90.
•With our focus on fewer, better, higher profit margin product choices, better inventory management, and pricing capabilities, our store unit economics have improved relative to prior years enabling more profitable store opening opportunities. During fiscal 2022, we have opened 25 stores and closed 19 stores in the United States. We are projecting approximately 50 store openings and 10 store closures in fiscal 2023.
•During the second half of fiscal 2022, we rolled out a refreshed branding campaign for our exclusive brands at Target and Walmart stores to more prominently highlight the Carter’s brand.
•Our Mexican retail stores continue to see growth and reinforce plans for further expansion into Mexico.
•As a result of our strong financial position and recovery from the effects of the COVID-19 pandemic, on April 4, 2022, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”) redeemed its $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, which will reduce annual cash interest expense by $27.5 million through May 2025. Additionally, on April 11, 2022, the Company, through TWCC, increased the borrowing capacity of its secured revolving credit facility from $750 million to $850 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one.
•As a result of our strong financial position and available liquidity, we returned $417.8 million to our shareholders, comprised of $299.7 million in share repurchases and $118.1 million in cash dividends. Compared to fiscal 2021, the return of capital to our shareholders increased 16.2%.
•We issued our second CSR report in fiscal 2022, in which we highlighted our three strategic pillars that guide our long-term CSR commitments: People, Product, and Planet. In furtherance of these commitments, we discussed our efforts to invest in our employees and our communities, grow our sustainable offerings, and reduce our environmental footprint.

RESULTS OF OPERATIONS
2022 FISCAL YEAR ENDED DECEMBER 31, 2022 COMPARED TO 2021 FISCAL YEAR ENDED JANUARY 1, 2022
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal year ended
(dollars in thousands, except per share data)	December 31, 2022	January 1, 2022	$ Change	% / bps Change
Consolidated net sales	$3,212,733	$3,486,440	$(273,707)	(7.9)%
Cost of goods sold	1,735,910	1,832,045	(96,135)	(5.2)%
Adverse purchase commitments (inventory and raw materials), net	4,465	(7,879)	12,344	nm
Gross profit	1,472,358	1,662,274	(189,916)	(11.4)%
Gross profit as % of consolidated net sales	45.8%	47.7%		(190) bps
Royalty income, net	25,820	28,681	(2,861)	(10.0)%
Royalty income as % of consolidated net sales	0.8%	0.8%		0 bps
Selling, general, and administrative expenses	1,110,007	1,193,876	(83,869)	(7.0)%
SG&A expenses as % of consolidated net sales	34.6%	34.2%		40 bps
Intangible asset impairment	9,000	—	9,000	nm
Operating income	379,171	497,079	(117,908)	(23.7)%
Operating income as % of consolidated net sales	11.8%	14.3%		(250) bps
Interest expense	42,781	60,294	(17,513)	(29.0)%
Interest income	(1,261)	(1,096)	(165)	15.1%
Other expense (income), net	975	(409)	1,384	nm
Loss on extinguishment of debt	19,940	—	19,940	nm
Income before income taxes	316,736	438,290	(121,554)	(27.7)%
Income tax provision	66,698	98,542	(31,844)	(32.3)%
Effective tax rate(*)	21.1%	22.5%		(140) bps
Net income	$250,038	$339,748	$(89,709)	(26.4)%

Basic net income per common share	$6.34	$7.83	$(1.49)	(19.0)%
Diluted net income per common share	$6.34	$7.81	$(1.47)	(18.8)%
Dividend declared and paid per common share	$3.00	$1.40	$1.60	114.3%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are considered not meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $273.7 million, or 7.9%, to $3.21 billion. This decrease was primarily driven by macroeconomic factors, including inflationary pressures, driving lower consumer demand and the lapping of government stimulus payments that did not reoccur in fiscal 2022 and resulted in decreased net sales in our U.S. Retail and U.S. Wholesale segments. These decreases were partially offset by increased net sales in our exclusive Carter’s brands, growth with our international wholesale partners and in our Mexican retail stores, and increased average selling prices per unit due to improved price realization and decreased promotions. Average selling prices per unit increased approximately 5% and units sold decreased 13%. Changes in foreign currency exchange rates used for translation in fiscal 2022 had an unfavorable effect on our consolidated net sales of approximately $11.2 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $189.9 million, or 11.4%, to $1.47 billion and consolidated gross margin decreased 190 bps to 45.8%. The decrease in consolidated gross profit and gross margin was primarily driven by increased average cost per unit, the nonrecurrence of a benefit in fabric purchase commitment charges and inventory provisions in fiscal 2021, increased inventory provisions as a result of increased excess inventory balances, and unfavorable customer and channel mix. While improved pricing covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing approximately 9%. This included increased product costs of approximately $100 million and increased supply chain costs, including an increase of approximately $53 million in inbound transportation costs, exclusive of inbound air freight. While we expect these increased product costs to continue in fiscal 2023 due to inflationary pressures, we expect inbound transportation rates to decrease in the second half of fiscal 2023 and into fiscal 2024.
These factors were partially offset by a decrease of approximately $27 million in air freight and increased average selling prices per unit mentioned above. Air freight costs normalized in fiscal 2022 after a large increase in air freight use in fiscal 2021 in order to help mitigate transportation delays.
Royalty Income
We have licensing agreements with domestic and international licensees that grant licensees the right to access certain trademarks in return for royalty payments or licensing fees. Royalty income decreased $2.9 million, or 10.0%, to $25.8 million, primarily due to decreased licensee sales volume.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $83.9 million, or 7.0%, to $1.11 billion in fiscal 2022 while the SG&A expenses as a percentage of consolidated net sales (“SG&A rate”) increased approximately 40 bps to 34.6%. The increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales and increased transportation costs. Outbound freight as a percentage of sales increased 40 bps, or $8.6 million. These factors were partially offset by decreased performance-based compensation expense and decreased costs related to productivity initiatives. Performance-based compensation expense as a percentage of net sales decreased 150 bps, or $54.8 million, primarily due to a lower-than-expected financial performance in fiscal 2022 following an outsized expense in fiscal 2021 due to a record financial performance.
Intangible Asset Impairment
Due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer to continue as a going concern in the first quarter of fiscal 2023, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022. Based upon the results of the impairment test, we recognized a non-cash pre-tax impairment charge of $9.0 million during the fourth quarter of fiscal 2022 related to our Skip Hop indefinite-lived tradename asset.
Operating Income
Consolidated operating income decreased $117.9 million, or 23.7%, to $379.2 million, and consolidated operating margin decreased as a percentage of net sales by approximately 250 bps to 11.8%, primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $17.5 million, or 29.0%, to $42.8 million due to a decrease in weighted-average borrowings. Weighted-average borrowings were $738.7 million at an effective interest rate of 5.84%, compared to weighted-average borrowings for fiscal 2021 of $1.00 billion at an effective interest rate of 6.02%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022, partially offset by increased borrowings under our secured revolving credit facility. The decrease in the effective interest rate was primarily due to increased borrowings under our secured revolving credit facility, which bore a lower interest rate for most of fiscal 2022 than our senior notes.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.9 million due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022.
Income Taxes
Our consolidated income tax provision decreased $31.8 million, or 32.3%, to $66.7 million, and the effective tax rate decreased approximately 140 bps to 21.1%. The decreased effective tax rate primarily relates to a lower proportion of income generated in the United States, which is a higher tax jurisdiction relative to our international operations.

Net Income
Our consolidated net income decreased $89.7 million, or 26.4%, to $250.0 million, primarily due to the factors previously discussed.
Results by Segment - Fiscal Year 2022 compared to Fiscal Year 2021
The following table summarizes net sales and operating income, by segment, for the fiscal years ended December 31, 2022 and January 1, 2022:

	Fiscal year ended
(dollars in thousands)	December 31, 2022	% of consolidated net sales	January 1, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,680,159	52.3%	$1,899,262	54.5%	$(219,103)	(11.5)%
U.S. Wholesale	1,080,471	33.6%	1,126,415	32.3%	(45,944)	(4.1)%
International	452,103	14.1%	460,763	13.2%	(8,660)	(1.9)%
Consolidated net sales	$3,212,733	100.0%	$3,486,440	100.0%	$(273,707)	(7.9)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$252,497	15.0%	$368,221	19.4%	$(115,724)	(31.4)%
U.S. Wholesale	161,659	15.0%	195,369	17.3%	(33,710)	(17.3)%
International	56,617	12.5%	63,806	13.8%	(7,189)	(11.3)%
Unallocated corporate expenses	(91,602)	n/a	(130,317)	n/a	38,715	(29.7)%
Consolidated operating income	$379,171	11.8%	$497,079	14.3%	$(117,908)	(23.7)%
Comparable Sales Metrics
We present comparable sales metrics because we consider them an important supplemental measure of our U.S. Retail performance, and the Company uses such information to assess the performance of U.S. Retail. Additionally, we believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of our business.
Our comparable sales metrics include sales for all stores and eCommerce sites that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to multi-branded format stores and certain remodeled or relocated stores. A store or site becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center more than five miles away, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.
The method of calculating sales metrics varies across the retail industry. As a result, our comparable sales metrics may not be comparable to those of other retailers.
U.S. Retail
U.S. Retail segment net sales decreased $219.1 million, or 11.5%, to $1.68 billion. The decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, driving lower consumer demand and the lapping of government stimulus payments that did not reoccur in fiscal 2022. This decreased demand resulted in lower traffic in our eCommerce channels and in our retail stores, as well as decreased units per transaction. This decrease was partially offset by increased average selling prices per unit due to improved price realization and decreased promotions. Units sold decreased approximately 17%, while average selling prices per unit increased approximately 6%.
Comparable net sales, including retail store and eCommerce, decreased 10.1% primarily driven by the factors mentioned above. As of December 31, 2022, we operated 757 retail stores in the U.S. compared to 751 in fiscal 2021.

U.S. Retail segment operating income decreased $115.7 million to $252.5 million, and operating margin decreased 440 bps to 15.0%. Operating income in fiscal 2022 included an intangible asset impairment charge of $0.4 million related to the Skip Hop tradename. The primary drivers of the decrease in operating margin were a 100 bps decrease in gross margin and a 340 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased average cost per unit sold. While improved pricing covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing approximately 8%. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales and increased transportation costs. These decreases were partially offset by decreased performance-based compensation expense, which as a percentage of net sales decreased 80 bps, .
U.S. Wholesale
U.S. Wholesale segment net sales decreased $45.9 million, or 4.1%, to $1.08 billion. The decrease was primarily driven by macroeconomic factors, including inflationary pressures, driving lower consumer demand and the lapping of government stimulus payments that did not reoccur in fiscal 2022. Lower consumer demand resulted in decreased replenishment orders and customer cancels, leading to decreased sales of our Carter’s and Skip Hop products. This decrease was offset by increased demand for our exclusive Carter’s brands as a result of favorable timing of customer orders and product availability. Units sold decreased approximately 10%, while average selling prices per unit increased approximately 7%.
U.S. Wholesale segment operating income decreased $33.7 million, or 17.3%, to $161.7 million, and operating margin decreased 230 bps to 15.0%. Operating income in fiscal 2022 included an intangible asset impairment charge of $5.6 million related to the Skip Hop tradename. The primary drivers of the decrease in operating margin were a 140 bps decrease in gross margin, a 20 bps decrease in royalty income, a 30 bps increase in SG&A rate, and the intangible asset impairment charge. The decrease in gross margin was primarily due to increased average cost per unit sold, an unfavorable customer mix, the nonrecurrence of a benefit in fabric purchase commitment charges in fiscal 2021, and increased inventory provisions as a result of increased excess inventory balances. While improved pricing covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing approximately 11%. These drivers were partially offset by decreased use of air freight and increased average selling prices per unit mentioned above. Air freight as a percentage of net sales normalized in fiscal 2022, decreasing 240 bps.
The decrease in royalty income was primarily due to the timing of shipments to our licensees and decreased demand. The increase in the SG&A rate was primarily due to increased distribution and transportation costs, partially offset by decreased performance-based compensation expense, which as a percentage of net sales decreased 80 bps.
International
International segment net sales decreased $8.7 million, or 1.9%, to $452.1 million in fiscal 2022. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had an $11.2 million unfavorable effect on International segment net sales. The decrease in net sales was primarily driven by decreased net sales in our Canadian eCommerce channel, decreased net sales for our multinational wholesale accounts, and a strengthening of the U.S. Dollar against other foreign currencies. These decreases were partially offset by growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19, growth in our Mexico retail stores, and increased average selling prices per unit. Units sold decreased approximately 7%, while average selling prices per unit increased approximately 5%.
As of December 31, 2022, we operated 187 retail stores in Canada, compared to 186 at the end of fiscal 2021. As of December 31, 2022, we operated 49 retail stores in Mexico, compared to 43 in fiscal 2021.
International segment operating income decreased $7.2 million, or 11.3%, to $56.6 million, and operating margin decreased 130 bps to 12.5%. Operating income in fiscal 2022 included an intangible asset impairment charge of $3.0 million related to the Skip Hop tradename. The decrease in the operating margin was primarily attributable to a 210 bps decrease in gross margin, a 150 bps decrease in the SG&A rate, and the intangible asset impairment charge. The decrease in gross margin was primarily due to the nonrecurrence of a benefit in fabric purchase commitment charges in fiscal 2021 and increased average cost per unit sold. While improved pricing covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing approximately 8%. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense and other reductions in spending, partially offset by increased transportation costs. Performance-based compensation as a percentage of net sales decreased 180 bps.

Unallocated Corporate Expenses
Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
Unallocated corporate expenses decreased $38.7 million, or 29.7%, to $91.6 million in fiscal 2022, and unallocated corporate expenses, as a percentage of consolidated net sales, decreased 80 bps to 2.9%. The decrease as a percentage of consolidated net sales was primarily due to decreased performance-based compensation, decreased employer match of employee contributions for the defined contribution savings plan, decreased consulting fees, and a decrease in other corporate expenses. Performance-based compensation as a percentage of net sales decreased 20 bps.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
We have provided non-GAAP adjusted operating income, income taxes, net income, and diluted net income per common share measures, which excludes certain items presented below. We believe that this information provides a meaningful comparison of our results and afford investors a view of what management considers to be our core performance. These measures are not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measures are operating income, income tax provision, net income, and diluted net income per common share, respectively. Adjusted operating income, income taxes, net income, and diluted net income per common share should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate adjusted operating income, income taxes, net income, and diluted net income per common share differently than we do, limiting the usefulness of the measure for comparisons with other companies.

	Fiscal Year Ended
	December 31, 2022					January 1, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$379.2	11.8%	$66.7	$250.0	$6.34	$497.1	14.3%	$98.5	$339.7	$7.81
Loss on extinguishment of debt(*)	—		4.8	15.2	0.38	—		—	—	—
Intangible asset impairment	9.0		2.1	6.9	0.17	—		—	—	—
COVID-19 expenses	—		—	—	—	3.9		1.0	3.0	0.07
Restructuring costs	—		—	—	—	2.4		0.6	1.8	0.04
Retail store operating leases and other long-lived asset impairments, net of gain	—		—	—	—	(2.6)		(0.6)	(2.0)	(0.05)
As adjusted	$388.2	12.1%	$73.6	$272.0	$6.90	$500.8	14.4%	$99.5	$342.5	$7.87
(*)In fiscal 2022, a pre-tax adjustment of approximately $19.9 million ($15.2 million net of tax, or $0.38 per diluted share) was made related to a loss on extinguishment of debt.
Note: Results may not be additive due to rounding.
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

As discussed under the heading “Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K, we expect inflationary pressures and declining consumer sentiment to continue and to adversely impact our financial results in fiscal 2023. We cannot predict the timing and amount of such impact.
As of December 31, 2022, we had approximately $211.7 million of cash and cash equivalents held at major financial institutions, including approximately $44.1 million held at financial institutions located outside of the United States. In April 2022, we redeemed our $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, with cash on hand. Additionally, at various times in fiscal 2022, we borrowed on our secured revolving credit facility to support our working capital requirements. As of December 31, 2022, outstanding borrowings on our revolving credit facility were $120.0 million. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at December 31, 2022 were $198.6 million compared to $231.4 million at January 1, 2022. The decrease of $32.8 million, or 14.2%, primarily reflects the timing of wholesale customer shipments and associated payments.
Inventories at December 31, 2022 were $744.6 million compared to $647.7 million at January 1, 2022. The increase of $96.8 million, or 14.9%, was primarily due to longer holding periods for inventory to be sold in future periods, planned earlier inventory ownership to offset transportation delays, increased product costs, and lower than projected net sales. Inventory held to be sold in future periods, or “pack and hold” inventory, increased $70.1 million, or 240.6% to $99.2 million. Inventory levels during fiscal 2023 are expected to be lower than those in fiscal 2022, and we expect these levels to normalize by the end of fiscal 2023.
Accounts payable at December 31, 2022 were $264.1 million compared to $407.0 million at January 1, 2022. The decrease of $143.0 million, or 35.1%, is primarily due to the timing of payments for inventory and accruals of freight and duties on incoming inventory shipments.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $179.9 million, or 67.1%, to $88.4 million. Our cash flow provided by operating activities is driven by net income and changes in our net working capital. The decrease in operating cash flows in fiscal 2022 was primarily due to decreased net income, planned early inventory receipts, longer holding periods for inventory to be sold in future periods, increased product costs, and payment of our fiscal 2021 performance-based compensation.
We facilitate a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables our suppliers to sell their receivables due from the Company to participating financial institution at their discretion. As of December 31, 2022, the SCF program has a $70 million revolving capacity. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The amounts payable to the participating financial institutions for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated statement balance sheets. Payments made under the SCF program, like payments on other Accounts payable, are a reduction to our operating cash flow.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $7.9 million, or 24.4%, to $40.4 million. This increase in net cash used in investing activities is primarily due to proceeds from sales of investments in marketable securities in fiscal 2021, that did not reoccur in fiscal 2022. Capital expenditures in fiscal 2022 primarily included $17.5 million for omni-channel initiatives and our U.S. and international retail store openings and remodels, $12.9 million for information technology, and $7.5 million for our distribution facilities.
We plan to invest approximately $75 million in capital expenditures in fiscal 2023, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.

Net Cash Used in Financing Activities
Net cash used in financing activities increased $466.6 million, or 132.3%, to $819.3 million. This change in cash flow used in financing activities was primarily due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 and increased cash dividends paid to our shareholders. As a result of actions taken in connection with the COVID-19 pandemic, our common stock share repurchases program was temporarily suspended in the first two quarters of fiscal 2021, and we did not declare or pay cash dividends in the first quarter of fiscal 2021. These drivers were partially offset by increased borrowings under our secured revolving credit facility. We are projecting a decrease in the return of capital to our shareholders for fiscal 2023 due to lower forecasted share repurchases.
Secured Revolving Credit Facility
As of December 31, 2022, we had $120.0 million outstanding borrowings under our secured revolving credit facility, exclusive of $3.5 million of outstanding letters of credit. As of January 1, 2022, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.1 million of outstanding letters of credit. As of December 31, 2022 and January 1, 2022, there was approximately $726.5 million and $745.9 million available for future borrowing, respectively. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Terms of the Secured Revolving Credit Facility
Our secured revolving credit facility provides for an aggregate credit line of $850 million which includes a $750 million U.S. dollar facility and a $100 million multicurrency facility. The credit facility matures in April 2027. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
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
Weighted-average borrowings for fiscal 2022 were $106.6 million, and there were no weighted-average borrowings for fiscal 2021. The increase in weighted-average borrowings for fiscal 2022 was due to the absence of borrowings under our secured revolving credit facility during fiscal 2021.
As of December 31, 2022, the interest rate margins applicable to the amended revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans.
As of December 31, 2022, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 5.80%. There were no Canadian dollar or other foreign currency borrowings outstanding on December 31, 2022. The effective interest rate for borrowings under the secured revolving credit facility during fiscal 2022 was 2.94%. This approximately 300 bps increase in the interest rate would result in an additional $3.6 million of interest expense in fiscal 2023 based $120.0 million of outstanding borrowings under the secured revolving credit facility as of December 31, 2022.
As of December 31, 2022, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of December 31, 2022, TWCC had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our consolidated balance sheet, the $500.0 million of outstanding senior notes as of December 31, 2022 is reported net of $3.4 million of unamortized issuance-related debt costs, and the $1.00 billion of outstanding senior notes as of January 1, 2022 is reported net of $8.6 million of unamortized issuance-related debt costs.
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
2022 Redemption of Senior Notes
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

Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	December 31, 2022	January 1, 2022
Number of shares repurchased	3,747,187	2,967,619
Aggregate cost of shares repurchased (dollars in thousands)	$299,667	$299,339
Average price per share	$79.97	$100.87
As a result of actions taken in connection with the COVID-19 pandemic, we did not repurchase or retire any shares in open market transactions in the first two quarters of fiscal 2021. We reinstated our common stock share repurchase program in the third quarter of fiscal 2021.
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total remaining capacity under outstanding repurchase authorizations as of December 31, 2022 was approximately $749.5 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility and considerations given to market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
On February 23, 2023, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.75 per common share, payable on March 17, 2023 to shareholders of record at the close of business on March 7, 2023.
In fiscal 2022, the Board of Directors declared and the Company paid quarterly cash dividends of $0.75 per common share during all four quarters. In fiscal 2021, the Board of Directors declared and the Company paid quarterly cash dividends of $0.40 per common share in each of the second and third quarters of fiscal 2021 and $0.60 per common share in the fourth quarter of fiscal 2021. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and the Company did not pay cash dividends for the first quarter of 2021.
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

Commitments
The following table summarizes as of December 31, 2022, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$620,000	$—	$620,000
Interest on debt(1)	35,067	35,067	35,200	35,067	15,969	—	156,370
Operating leases(2)	157,254	151,059	107,022	73,533	51,050	80,640	620,558
Adverse purchase commitments	4,465	—	—	—	—	—	4,465
Other	211	—	—	—	—	—	211
Total financial obligations	$196,997	$186,126	$142,222	$108,600	$687,019	$80,640	$1,401,604
Letters of credit	3,523	—	—	—	—	—	3,523
Total financial obligations and commitments(3)(4)(5)	$200,520	$186,126	$142,222	$108,600	$687,019	$80,640	$1,405,127
(1)Reflects: i) estimated variable rate interest on obligations outstanding on our secured revolving credit facility as of December 31, 2022 using an interest rate of 5.80%% and ii) a fixed interest rate of 5.625% for the senior notes due 2027.
(2)The minimum lease obligation includes all lease and non-lease components that were included in the measurement of the lease liability.
(3)The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.
(4)The table above excludes inventory purchase obligations. Our estimate as of December 31, 2022 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $400 million and $500 million.
(5)The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of December 31, 2022 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Item 8 “Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.
Liquidity Outlook
Based on our current outlook, we believe that cash and cash equivalents on hand, cash flow generated from operations, and available borrowing capacity under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for our longer-term strategic plans, although no assurance can be given in this regard.
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

Our retail store revenues, also reported as Net sales, are recognized at the point of sale. Retail sales through our on-line channels are recognized at time of delivery to the customer. Revenue from omni-channel sales, including buy-on-line and pick-up in-store, buy-on-line, ship-to-store, and buy-on-line, deliver-from-store, are recognized when the product has been picked up by the customer at the store or when the product is physically delivered to the customer. We recognize retail sales returns at the time of transaction by recording adjustments to both revenue and cost of goods sold. Additionally, we maintain an asset, representing the goods we expect to receive from the customer, and a liability for estimated sales returns. There are no accounts receivable associated with our retail customers.
Our accounts receivable reserves for wholesale customers include an allowance for expected credit losses and an allowance for chargebacks. The allowance for expected credit losses includes estimated losses resulting from the inability of our customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Our credit and collections department reviews all past due balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for chargebacks is based on historical experience and includes estimated losses resulting from pricing adjustments, short shipments, handling charges, returns, and freight. Provisions for the allowance for expected credit losses are reflected in Selling, general and administrative expenses on our consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on our consolidated statement of operations.
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. For arrangements in which the Company receives a distinct good or service, we record these reimbursements under cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements when fair value is determinable. We have included the fair value of these arrangements of approximately $0.6 million for fiscal 2022, $0.2 million for fiscal 2021, and $0.5 million for fiscal 2020 as a component of SG&A expenses on our consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of our digital marketing advertising arrangements are recorded as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.
Except in very limited circumstances, we do not allow our wholesale customers to return goods to us.
Inventory
Our inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory increased $4.9 million, or 34.0%, to $19.3 million as of December 31, 2022. This increase is primarily due to the increase in inventory balances, longer holding periods for inventory, and increased “pack and hold” inventory. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item and are therefore reflected in Cost of goods sold when the related inventory item is sold.
The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our raw material needs for future seasons. In the event anticipated market sales prices are lower than these committed costs or customer orders are canceled, the Company records an estimated liability reserve for these adverse inventory and fabric purchase commitments. Increases to this reserve are reflected in Costs of goods sold on our consolidated statement of operations. Due to the materiality of these charges in fiscal 2020, these charges have been presented separately on our consolidated statement of operations.
Goodwill and Tradenames
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

We perform impairment tests of goodwill at the reporting unit level. A qualitative assessment determines if it is “more likely than not” that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include but are not limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events. If the results of a qualitative test determine that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is not “more likely than not” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.
Under a quantitative assessment for goodwill, we compare the fair value of a reporting unit to its carrying value, including goodwill. We use a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and an implied control premium. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions are consistent with those we believe hypothetical marketplace participants would use. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
A tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. Impairment reviews for an indefinite-lived tradename can be conducted using qualitative analysis, and if necessary, by a quantitative impairment test. If a tradename is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. The process of estimating the fair value of a tradename incorporates the relief-from-royalty valuation method, which requires us to make assumptions and to apply judgment, including forecasting revenue growth rates and selecting the appropriate terminal growth rate, discount rate, and royalty rate.
A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analysis, including, but not limited to, the estimated cost of capital and/or discount rates. As a result, the cost of capital and/or discount rates used in our analysis may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecast amounts.
Due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer to continue as a going concern in the first quarter of fiscal 2023, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022. Based upon this assessment, there were no impairments on the value of goodwill.
Based on these assessments, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company’s indefinite-lived Skip Hop tradename asset as of December 31, 2022 was $6.0 million. Sensitivity tests on the Skip Hop indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate or a 10% decrease in forecasted revenues would result in further impairment charges of approximately $1.0 million, and a 25 basis point decrease in the royalty rate would result in further impairment charges of approximately $3.0 million.
The assessment also indicated that the OshKosh indefinite-lived tradename assets’ fair value exceeded its carrying value by approximately 27%. Sensitivity tests on the OshKosh indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate, a 10% decrease in forecasted revenues, or a 25 basis point decrease in the royalty rate would not change the conclusion and would not result in an impairment charge. Although the Company determined that no further impairment exists for the OshKosh indefinite-lived tradename asset, this asset could be at risk for impairment should macroeconomic factors, including inflationary pressures and declining consumer sentiment, continue to adversely affect the Company’s financial results.
Accrued Expenses
Accrued expenses for workers’ compensation, incentive compensation, health insurance, 401(k), and other outstanding obligations are assessed based on actual commitments, statistical trends, and/or estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Loss Contingencies
We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable and whether the loss can be reasonably estimated. Our assessment is developed in consultation with our internal and external counsel and other advisers and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by their nature are unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable.
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
Based on our results for fiscal 2022, a hypothetical 1% increase in our effective tax rate would have resulted in an increase in our income tax expense of $3.2 million.
Employee Benefit Plans
We sponsor a frozen defined benefit pension plan and other unfunded post-retirement plans. The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. Plan valuations based on the actuarial assumptions used may differ materially from actual results due to changing market and economic conditions. Actual results that differ from the plan valuations are reflected as deferred gains and losses in Accumulated other comprehensive income (loss) within shareholder’s equity. Deferred gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the average remaining life of inactive plan participants.
Any future obligation under our pension plan not funded from returns on plan assets is expected to be funded from cash flows from operations.
The most significant assumption used to determine the Company’s projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 “Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.
Stock-Based Compensation Arrangements
We recognize the cost resulting from all stock-based compensation arrangements in the financial statements at grant date fair value. The fair value of stock awards is determined based on the quoted closing price of our common stock on the date of grant. The fair value of stock options is determined based on the Black-Scholes option pricing model, which requires the use of subjective assumptions There have been no issuance of stock options since 2018, and there are no unrecognized compensation costs remaining on outstanding stock options.
Subjective assumptions include a forfeiture rate assumption for all restricted stock awards and an estimate for the probability that the performance criteria will be achieved for performance awards. We estimate forfeitures of restricted stock awards based on historical experience and expected future activity. We account for performance-based awards over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved. We reassess the probability of vesting at each reporting period for awards with performance criteria and adjust stock-based compensation expense based on the probability assessments.
Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in the accompanying consolidated statements of operations.
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
Currency Risk
We contract to purchase product from third parties, primarily in Asia. While these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these contracted manufacturers. Due to the number of currencies involved, we cannot quantify the potential impact that future currency fluctuations may have on our results of operations in future periods.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in fiscal 2022 had a $11.2 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. As of December 31, 2022, there were $120.0 million variable rate borrowings outstanding under the amended revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would result in additional interest expense of $1.2 million over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter's, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - U.S. Wholesale
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s U.S. wholesale revenue was $1,080,471 thousand for the year ended December 31, 2022. The Company relies on shipping terms to determine when performance obligations are satisfied. The Company recognizes the revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale customers including discounts.
The principal consideration for our determination that performing procedures relating to U.S. wholesale revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. wholesale revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) evaluating U.S. wholesale revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of U.S. wholesale revenue transactions by obtaining and inspecting source documents, including purchase orders, invoices, shipping and delivery documents, and subsequent cash receipts, where applicable; (iii) testing the completeness, accuracy, and occurrence of a sample of sales incentive transactions by obtaining and inspecting source documents, including support for the nature of the incentive, amount, and agreement with the customer; and (iv) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2022 and obtaining and inspecting source documents, including invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.
Indefinite-Lived Intangible Asset Impairment Assessment - OshKosh Tradename
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradename balance was $296,233 thousand as of December 31, 2022, which included $70,000 thousand related to the OshKosh tradename. The carrying values of indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting the business. As disclosed by management, a tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. The process of estimating the fair value of a tradename incorporates the relief-from-royalty valuation method, which requires management to make significant assumptions and to apply judgment, including forecasting revenue growth rates and selecting the appropriate, terminal growth rate, discount rate, and royalty rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment of the OshKosh tradename is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the OshKosh tradename; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rate, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite- lived tradename impairment assessment including controls over the valuation of the OshKosh tradename. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the OshKosh tradename; (ii) evaluating the appropriateness of the relief-from-royalty valuation method; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty valuation method; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, terminal growth rate, discount rate, and royalty rate. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the OshKosh brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the relief-from-royalty valuation method and evaluating the reasonableness of the terminal growth rate, discount rate, and royalty rate assumptions.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 24, 2023

We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$211,748	$984,294
Accounts receivable, net of allowance for credit losses of $7,189 and $7,281, respectively	198,587	231,354
Finished goods inventories	744,573	647,742
Prepaid expenses and other current assets(*)	33,812	36,332
Total current assets	1,188,720	1,899,722
Property, plant, and equipment, net	189,822	216,004
Operating lease assets	492,335	487,748
Tradenames, net	298,393	307,643
Goodwill	209,333	212,023
Customer relationships, net	30,564	33,969
Other assets	30,548	30,889
Total assets	$2,439,715	$3,187,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264,078	$407,044
Current operating lease liabilities(*)	142,432	133,738
Other current liabilities	122,439	176,449
Total current liabilities	528,949	717,231
Long-term debt, net	616,624	991,370
Deferred income taxes	41,235	40,910
Long-term operating lease liabilities	421,741	441,861
Other long-term liabilities	34,757	46,440
Total liabilities	$1,643,306	$2,237,812

Commitments and contingencies - Note 18

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at December 31, 2022 and January 1, 2022	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 37,692,132 and 41,148,870 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	377	411
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(34,338)	(28,897)
Retained earnings	830,370	978,672
Total shareholders’ equity	796,409	950,186
Total liabilities and shareholders’ equity	$2,439,715	$3,187,998
(*)Prepaid expense and other current assets and Current operating lease liabilities as of January 1, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.8 million.
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Net sales	$3,212,733	$3,486,440	$3,024,334
Cost of goods sold	1,735,910	1,832,045	1,696,224
Adverse purchase commitments (inventory and raw materials), net	4,465	(7,879)	14,668
Gross profit	1,472,358	1,662,274	1,313,442
Royalty income, net	25,820	28,681	26,276
Selling, general, and administrative expenses	1,110,007	1,193,876	1,105,607
Goodwill impairment	—	—	17,742
Intangible asset impairment	9,000	—	26,500
Operating income	379,171	497,079	189,869
Interest expense	42,781	60,294	56,062
Interest income	(1,261)	(1,096)	(1,515)
Other expense (income), net	975	(409)	338
Loss on extinguishment of debt	19,940	—	—
Income before income taxes	316,736	438,290	134,984
Income tax provision	66,698	98,542	25,267
Net income	$250,038	$339,748	$109,717

Basic net income per common share	$6.34	$7.83	$2.51
Diluted net income per common share	$6.34	$7.81	$2.50
Dividend declared and paid per common share	$3.00	$1.40	$0.60
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Net income	$250,038	$339,748	$109,717
Other comprehensive income:
Unrealized gain (loss) on OshKosh defined benefit plan, net of (tax expense) or tax benefit of $(540), $(1,220), and $680 for the fiscal years 2022, 2021, and 2020, respectively	1,739	3,973	(2,197)
Unrealized gain (loss) on Carter’s post-retirement benefit obligation, net of tax (expense) benefit of $(100), $40, and $39 for fiscal years 2022, 2021, and 2020, respectively	344	(115)	(144)
Foreign currency translation adjustments	(7,524)	5	5,215
Total other comprehensive (loss) income	(5,441)	3,863	2,874
Comprehensive income	$244,597	$343,611	$112,591
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Cash flows from operating activities:
Net income	$250,038	$339,748	$109,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	61,543	90,378	90,284
Amortization of intangible assets	3,733	3,730	3,715
Provisions for excess and obsolete inventory, net	5,039	4,042	4,866
Goodwill impairment	—	—	17,742
Intangible asset impairment	9,000	—	26,500
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	372	213	11,374
Amortization of debt issuance costs	1,950	3,052	2,372
Stock-based compensation expense	21,879	21,029	12,830
Unrealized foreign currency exchange (gain) loss, net	(78)	371	361
Provisions for doubtful accounts receivable from customers	75	1,345	6,072
Loss on extinguishment of debt	19,940	—	—
Unrealized loss (gain) on investments	2,475	(2,279)	(1,974)
Deferred income tax benefit	(740)	(13,532)	(23,254)
Other	919	—	—
Effect of changes in operating assets and liabilities:
Accounts receivable	32,683	(46,480)	58,275
Finished goods inventories	(106,763)	(52,914)	(8,063)
Prepaid expenses and other assets(1)	14,897	20,665	9,547
Accounts payable and other liabilities(1)	(228,601)	(101,110)	268,130
Net cash provided by operating activities	$88,361	$268,258	$588,494

Cash flows from investing activities:
Capital expenditures	$(40,364)	$(37,442)	$(32,871)
Proceeds from sale of investments(2)	—	5,000	1,400
Net cash used in investing activities	$(40,364)	$(32,442)	$(31,471)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$—	$—	$500,000
Payment of senior notes due 2025	(500,000)	—	—
Premiums paid to extinguish debt	(15,678)	—	—
Payments of debt issuance costs	(2,420)	(223)	(7,639)
Borrowings under secured revolving credit facility	240,000	—	644,000
Payments on secured revolving credit facility	(120,000)	—	(744,000)
Repurchases of common stock	(299,667)	(299,339)	(45,255)
Dividends paid	(118,113)	(60,124)	(26,260)
Withholdings from vesting of restricted stock	(6,930)	(4,019)	(5,011)
Proceeds from exercise of stock options	4,457	10,995	9,008
Other	(919)	—	—
Net cash (used in) provided by financing activities	$(819,270)	$(352,710)	$324,843

Net effect of exchange rate changes on cash and cash equivalents	(1,273)	(1,135)	6,146
Net (decrease) increase in cash and cash equivalents	$(772,546)	$(118,029)	$888,012
Cash and cash equivalents, beginning of fiscal year	984,294	1,102,323	214,311
Cash and cash equivalents, end of fiscal year	$211,748	$984,294	$1,102,323
(1)Cash flows for the fiscal year ended January 1, 2022 and January 2, 2021 were revised to reflect the presentation for payments of rent before payment due date of $13.8 million and $18.1 million, respectively.
(2)Cash flows for the fiscal year ended January 2, 2021 were revised to reflect the reclassification of $1.4 million proceeds from sale of investments from cash flows from operating activities to cash flows from investing activities.
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	193,645	2	9,006	—	—	9,008
Withholdings from vesting of restricted stock	(47,337)	—	(5,011)	—	—	(5,011)
Restricted stock activity	145,348	1	(1)	—	—	—
Stock-based compensation expense	—	—	12,830	—	—	12,830
Repurchases of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid of $0.60 per common share	—	—	—	—	(26,260)	(26,260)
Comprehensive income	—	—	—	2,874	109,717	112,591
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	178,803	1	10,994	—	—	10,995
Withholdings from vesting of restricted stock	(41,523)	—	(4,019)	—	—	(4,019)
Restricted stock activity	199,134	2	(2)	—	—	—
Stock-based compensation expense	—	—	21,029	—	—	21,029
Repurchases of common stock	(2,967,619)	(30)	(45,754)	—	(253,555)	(299,339)
Cash dividends declared and paid of $1.40 per common share	—	—	—	—	(60,124)	(60,124)
Comprehensive income	—	—	—	3,863	339,748	343,611
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	76,550	—	4,457	—	—	4,457
Withholdings from vesting of restricted stock	(74,307)	—	(6,930)	—	—	(6,930)
Restricted stock activity	288,206	3	(3)	—	—	—
Stock-based compensation expense	—	—	21,879	—	—	21,879
Repurchases of common stock	(3,747,187)	(37)	(19,403)	—	(280,227)	(299,667)
Cash dividends declared and paid of $3.00 per common share	—	—	—	—	(118,113)	(118,113)
Comprehensive income	—	—	—	(5,441)	250,038	244,597
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2022, which ended on December 31, 2022, contained 52 weeks. Fiscal 2021, which ended on January 1, 2022, contained 52 weeks. Fiscal 2020, which ended on January 2, 2021, contained 53 weeks.
Certain expenses increased in relationship to the additional revenue from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. The consolidated gross margin for the additional revenue from the 53rd week of fiscal 2020 was slightly lower than the consolidated gross margin for fiscal 2022 and fiscal 2021 due to increased promotional activity during the 53rd week.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred compensation plans are treated as investments and recorded in Other assets on the accompanying consolidated balance sheets.
Concentration of Cash Deposits Risk
As of December 31, 2022, the Company had approximately $211.7 million of cash and cash equivalents in major financial institutions, including approximately $44.1 million in financial institutions located outside of the United States. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2022, 2021, and 2020, no one customer accounted for 10% or more of the Company’s consolidated net sales.
At December 31, 2022, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 56% of total gross trade receivables outstanding. At January 1, 2022, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 52% of total gross trade receivables outstanding.
Valuation Accounts for Wholesale Accounts Receivable
Accounts Receivable Reserves
The Company’s accounts receivable reserves for wholesale customers include an allowance for expected credit losses and an allowance for chargebacks. The allowance for expected credit losses includes estimated losses resulting from the inability of our customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectability. The Company’s credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for chargebacks is based on historical experience and includes estimated losses resulting from pricing adjustments, short shipments, handling charges, returns, and freight. Provisions for the allowance for expected credit losses are reflected in Selling, general, and administrative (“SG&A”) expenses on the consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on the consolidated statement of operations.
Sales Returns Reserves
Except in very limited instances, the Company does not allow its wholesale customers to return goods to the Company.
Inventories
Inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (using first-in, first-out basis for wholesale inventory and average cost for retail inventory) or net realizable value. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties, and other costs. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing method of cost determination, historical recovery rates, current market conditions, and future marketing and sales plans. Rebates, discounts, and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item and are therefore reflected in cost of sales when the related inventory item is sold.
Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory increased $4.9 million, or 34.0%, to $19.3 million as of December 31, 2022. This increase is primarily due to the increase in inventory balances, longer holding periods for inventory, and increased “pack and hold” inventory.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Internal-Use Software
The Company purchases software licenses from external vendors and also develops software internally using Company employees and consultants. Software license costs, as well as development-stage costs for internally-developed software, are capitalized within Property, plant, and equipment, net on the consolidated balance sheets. All other costs, including preliminary project costs and post-implementation costs for internally-developed software, are expensed as incurred. Capitalized software is depreciated or amortized on the straight-line method over its estimated useful lives, from 3 to 10 years.
If a software application does not include a purchased license for the software, such as a cloud-based software application, the arrangement is accounted for as a service contract. Implementation costs incurred in the development stage of such software applications are capitalized and reported in Prepaid expenses and other current assets on the consolidated balances sheets. All other costs, including preliminary project costs and post-implementation costs for these software applications, are expensed as

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred. Any capitalized costs are amortized over the term of the hosting arrangement, and the expense is presented in the same line item within the consolidated statements of operations as the expense for the service contract’s fees.
Goodwill and Other Intangible Assets
Annual Impairment Reviews
The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These impairment reviews are performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”). Significant assumptions in the impairment models include estimates of revenue growth and profitability, terminal growth rates, discount rates, market multiples, an implied control premium, and, in the case of tradenames, royalty rates. Discount rates are dependent upon interest rates and the cost of capital at a point in time.
Goodwill
The Company performs impairment tests of its goodwill at the reporting unit level. Qualitative and quantitative methods are used to assess for impairment, including the use of discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”).
Under a qualitative assessment, the Company determines if it is “more likely than not” that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events. If the Company determines that it is “more likely than not” that the fair value of the reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is “not more likely than not” that the fair value of the reporting unit is less than its carrying value, then no further testing is required and the Company documents the relevant qualitative factors that support the strength in the fair value.
Under a quantitative assessment for goodwill, the Company compares the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples and an implied control premium. These assumptions are consistent with those of hypothetical marketplace participants. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
Due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer to continue as a going concern in the first quarter of fiscal 2023, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022. Based upon this assessment, there were no impairments on the value of goodwill.
Indefinite-lived Tradenames
For indefinite-lived tradenames, the Company may utilize a qualitative assessment, as described above, to determine whether the fair value of an indefinite-lived asset is less than its carrying value. If a quantitative assessment is necessary, the Company determines fair value using the relief-from-royalty valuation method, which examines the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. The relief-from-royalty valuation method involves two steps: (1) estimation of reasonable royalty rates for the tradename assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a fair value. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess.
As discussed above, the Company performed quantitative impairment assessments on the value of the Company’s indefinite-lived intangible tradename assets as of December 31, 2022. Based upon this assessment, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company’s indefinite-lived Skip Hop tradename asset as of December 31, 2022 was $6.0 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Other Long-Lived Assets
The Company reviews other long-lived assets, including lease assets, property, plant, and equipment, definite-lived tradename assets, and customer relationship assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell. There were no impairments to other long-lived assets in fiscal 2022.
Deferred Debt Issuance Costs
Debt issuance costs associated with the Company’s secured revolving credit facility and senior notes are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company’s senior notes are presented on the Company’s consolidated balance sheet as a direct reduction in the carrying value of the associated debt liability. Fees paid to lenders by the Company to obtain its secured revolving credit facility are included within Other assets on the Company’s consolidated balance sheets and classified as either current or non-current based on the expiration date of the credit facility.
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
The carrying values of the Company’s outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company’s outstanding borrowings are disclosed at the end of each reporting period in Note 15, Fair Value Measurements, to the consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.
Revenue Recognition
In accordance with ASC 606, “Revenue from Contracts with Customers”, the Company uses the five-step model to recognize revenue:
1)Identify the contract with the customer;
2)Identity the performance obligation(s);
3)Determine the transaction price;
4)Allocate the transaction price to each performance obligation if multiple obligations exist; and
5)Recognize the revenue when (or as) the performance obligations are satisfied.
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods). Revenue transactions associated with the sale of products to customers through wholesale and international channels and to retail customers that are not a member of the My Rewarding Moments loyalty program comprise of a single performance obligation. Revenue transactions associated with the sale of products to retail customers that are a member of the My Rewarding Moments loyalty program comprise of two performance obligations: the transfer of control of the goods to the customer and the option for members to earn loyalty points that accumulate towards earning reward certificates. Other than inbound and outbound freight

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and shipping arrangements, the Company does not use third parties to satisfy its performance obligations in revenue arrangements with customers.
When Performance Obligations Are Satisfied
Wholesale Revenues - The Company has a single performance obligation in its wholesale arrangements, including replenishment orders. The Company typically satisfies its performance obligation when it transfers control of the goods to the customer upon shipment. However, in certain arrangements where the Company retains the risk of loss during shipment, satisfaction of the performance obligation occurs when the goods reach the customer. To ensure proper timing of revenue recognition, the Company defers the recognition of revenue for shipments that originated at the end of the reporting period in which the Company retains the risk of loss during shipment. “Pack and hold” inventories are not yet associated with any purchase order or purchase commitment. Therefore, these inventories are treated consistently with the rest of our wholesale inventory, and no deferral of revenue has been recognized.
Retail Revenues - For transactions in stores, the Company satisfies its performance obligation at point of sale when the customer takes possession of the goods and tenders payment. For purchases made through the Company’s eCommerce channel, revenue is recognized when the goods are physically delivered to the customer. To ensure proper timing of revenue recognition, the Company defers the recognition of revenue for eCommerce channel shipments that originated at the end of the reporting period.
Loyalty Program - U.S. retail customers can earn loyalty points that accumulate towards earning reward certificates that are redeemable for a specified amount off of future purchases. Loyalty points expire six months from the day they were earned, and reward certificates expire 45 days after issuance. Points and reward certificates earned by retail customers under My Rewarding Moments, the Company’s loyalty program, represent a separate performance obligation. For transactions where a customer earns loyalty points, the Company allocates revenue between the goods sold and the loyalty points expected to be earned towards a reward certificate based upon the relative standalone selling price. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets and then recognized as revenue upon redemption of the reward certificate. Loyalty program breakage is recognized as revenue based on the customer redemption pattern.
Gift Cards - Customer purchases of gift cards are not recognized as revenue until the gift card is redeemed. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets. Gifts cards do not have an expiration date however, gift card breakage is recognized as revenue based upon the historical customer redemption pattern.
Royalty Revenues - The Company has a single performance obligation in its licensing agreements with domestic and international licensees: to grant licensees the right to access certain trademarks in return for royalty payments or licensing fees. The Company satisfies its performance obligations with licensees over time as customers have the right to use the intellectual property over the contract period. Royalty revenues are included within Royalty income, net on the Company’s consolidated statements of operations.
Significant Payment Terms
Retail customers tender a form of payment, such as cash or a credit/debit card, at point of sale. For wholesale customers and licensees, payment is due based on established terms, which is generally sixty days or less.
Returns and Refunds
The Company establishes return provisions for retail customers in the period the sales occur. Return provisions are calculated based on historical return data and are recorded within Accounts receivable, net on the Company’s consolidated balance sheets. Except in very limited instances, the Company does not allow its wholesale customers to return goods to the Company.
Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied. The Company recognizes the revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. For most retail transactions in stores, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods. For retail transactions made through the Company's eCommerce channel, revenue is recognized when the goods are physically delivered to the customer. The Company recognizes revenue from omni-channel sales, including buy-on-line and pick-up in-store, buy-on-line, ship-to-store, and buy-on-line, deliver-from-store, when the product has been picked up by the customer at the store or when the product is physically delivered to the customer.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalty Revenues - The Company transfers the right-to-use benefit to the licensee for the contract term and therefore the Company satisfies its performance obligation over time. Revenue recognized for each reporting period is based on the greater of: 1) the royalties owed on actual net sales by the licensee and 2) a minimum royalty guarantee, if applicable.
Transaction Price - The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale and retail customers, including discounts. Additionally, the Company recognizes an allowance for chargebacks for wholesale customers that is based on historical experience and includes estimated losses resulting from pricing adjustments, short shipments, handling charges, returns, and freight. For retail transactions, the Company has significant experience with return patterns and relies on this experience to estimate expected returns when determining the transaction price.
Standalone Selling Prices - For arrangements that contain multiple performance obligations, including sales through our My Rewarding Moments loyalty program, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.
Costs Incurred to Obtain a Contract - Incremental costs to obtain contracts are not material to the Company.
Policy Elections
In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:
•Portfolio Approach - The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition. This approach is primarily used to estimate the redemption of loyalty points, loyalty point breakage, and gift card breakage.
•Taxes - The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.
•Shipping and Handling Charges - Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs and are included in Cost of goods sold when the related revenues are recognized.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. The Company records these reimbursements under cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $0.6 million for fiscal 2022, $0.2 million for fiscal 2021, and $0.5 million for fiscal 2020 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.
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
Retail store occupancy costs, distribution expenses, and generally all expenses other than interest and income taxes are included in SG&A expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $216.2 million, $206.6 million, and $190.7 million for fiscal years 2022, 2021, and 2020, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gross Profit
Gross profit is calculated as consolidated net sales less cost of goods sold less adverse purchase commitments (inventory and raw materials), net. Gross margin is calculated as gross profit divided by consolidated net sales. Definitions of gross profit and gross margin vary across the industry and, as such, our metrics may not be comparable to other companies.
Income from Royalties and License Fees
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Little Planet brands to various license partners in order to expand our product offerings into footwear, outerwear, accessories (such as hair accessories and jewelry), toys, paper goods, home décor, cribs and baby furniture, and bedding. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income on the Company’s consolidated statements of operations.
Advertising Expenses
Advertising production costs and costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Certain other advertising costs where it is uncertain when the expected benefits would occur are expensed in the period incurred. Advertising expenses were $96.0 million, $102.8 million, and $75.6 million for fiscal years 2022, 2021, and 2020, respectively, and are included in SG&A expenses on the Company’s consolidated statement of operations. Deferred advertising costs for advertisements that have not yet occurred or for advertising services that have not yet been received were $1.9 million and $4.1 million at December 31, 2022 and January 1, 2022, respectively, and are included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
Stock-Based Compensation Arrangements
The Company recognizes the cost resulting from all stock-based compensation arrangements in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period, net of estimated forfeitures. Subjective assumptions include a forfeiture rate assumption for all restricted stock awards and an estimate for the probability that the performance criteria will be achieved for performance awards. We estimate forfeitures of restricted stock awards based on historical experience and expected future activity.
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
Stock Options
The fair value of stock options is determined based on the Black-Scholes option pricing model, which requires the use of subjective assumptions. There has been no issuance of stock options since 2018, and there are no unrecognized compensation costs remaining related to stock options.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Supplemental Cash Flow Information
Interest paid in cash approximated $41.2 million, $59.0 million, and $55.1 million for fiscal years 2022, 2021, and 2020, respectively. Income taxes paid in cash approximated $64.0 million, $115.3 million and $54.7 million for fiscal years 2022, 2021, and 2020, respectively.
Additions to property, plant and equipment of approximately $10.1 million, $15.4 million, and $6.0 million were excluded from capital expenditures on the Company’s consolidated statements of cash flows for fiscal years 2022, 2021, and 2020, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.
Earnings Per Share
The Company calculates basic and diluted net income per common share under the two-class method for unvested share-based payment awards that contain participating rights to dividends or dividend equivalents (whether paid or unpaid).
Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period. Diluted net income per share includes the effect of dilutive instruments (primarily stock options) and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.
Open Market Repurchases of Common Stock
Shares of the Company’s common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2022, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
Employee Benefit Plans
The Company has several defined benefit plans. Various actuarial methods and assumptions are used in determining net pension and post-retirement costs and obligations. Key assumptions include the discount rate used to determine the present value of future benefits and the expected long-term rate of return on plan assets. The over-funded or under-funded status of the defined benefit plans is recorded as an asset or liability on the consolidated balance sheet. Any service costs that arise during the period are presented in the same statement line item as other employee compensation on the consolidated statement of operations. All other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented in Other (income) expense, net on the consolidated statement of operations. The actuarial gains or losses that arise during the period are recognized as a component of comprehensive income or loss, net of tax. These costs or income are then subsequently recognized as components of net periodic benefit cost in the consolidated statements of operations. Under the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, the Company is permitted to use December 31 of each year, as opposed to the Company’s last day of each fiscal year, as an alternate measurement date for its defined benefit plans.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility Closure and Severance Costs
The Company records severance costs when the appropriate notifications have been made to affected employees or when the decision is made, if the one-time benefits are contractual. When employees are required to work for a period before termination, the severance costs are recognized over the required service period. For operating leases, lease termination costs are recognized at fair value at the date the Company ceases to use the leased property. Useful lives assigned to fixed assets at the facility to be closed are revised based on the specifics of the exit plan, resulting in accelerated depreciation expense.
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
To Be Adopted After Fiscal 2022
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal years presented were as follows:

	Fiscal year ended December 31, 2022 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,080,471	$172,200	$1,252,671
Direct-to-consumer	1,680,159	—	279,903	1,960,062
	$1,680,159	$1,080,471	$452,103	$3,212,733

Royalty income, net	$8,815	$12,915	$4,090	$25,820

	Fiscal year ended January 1, 2022 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,126,415	$171,703	$1,298,118
Direct-to-consumer	1,899,262	—	289,060	2,188,322
	$1,899,262	$1,126,415	$460,763	$3,486,440

Royalty income, net	$8,541	$15,808	$4,332	$28,681

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended January 2, 2021 (53 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$996,088	$120,244	$1,116,332
Direct-to-consumer	1,671,644	—	236,358	1,908,002
	$1,671,644	$996,088	$356,602	$3,024,334

Royalty income, net	$8,732	$13,120	$4,424	$26,276
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	December 31, 2022	January 1, 2022
Trade receivables from wholesale customers, net	$195,078	$233,928
Royalties receivable, net	5,386	5,769
Other receivables(1)	14,571	10,352
Total receivables	$215,035	$250,049
Less: Wholesale accounts receivable reserves(2)(3)	(16,448)	(18,695)
Accounts receivable, net	$198,587	$231,354
(1)Includes tenant allowances, tax, payroll, gift card and other receivables.
(2)Includes allowance for chargebacks of $9.3 million and $11.4 million for the periods ended December 31, 2022 and January 1, 2022, respectively.
(3)Includes allowance for credit losses of $7.2 million and $7.3 million for the periods ended December 31, 2022 and January 1, 2022, respectively.
Information regarding Wholesale accounts receivable reserves is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at December 28, 2019	$11,283
Additional provisions	9,625
Charges to reserve(1)	(8,542)
Balance at January 2, 2021	$12,366
Additional provisions	13,282
Charges to reserve	(6,953)
Balance at January 1, 2022	$18,695
Additional provisions	9,280
Charges to reserve	(11,527)
Balance at December 31, 2022	$16,448
(1)Charges to the reserve include total write-offs of $6.5 million related to the bankruptcy of customers during fiscal 2020.
Contract Assets and Liabilities
The Company’s contract assets are not material.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	December 31, 2022	January 1, 2022
Contract liabilities - current:
Unredeemed gift cards	$23,303	$21,619
Unredeemed customer loyalty rewards	5,276	5,659
Carter’s credit card - upfront bonus(1)	714	714
Total contract liabilities - current(2)	$29,293	$27,992

Contract liabilities - non-current(3)	$1,429	$2,143
Total contract liabilities	$30,722	$30,135
(1)This amount reflects the current portion of the Carter’s credit card bonus to be recognized as revenue over the next twelve months.
(2)Included within Other current liabilities on the Company’s consolidated balance sheet.
(3)This amount reflects the non-current portion of the Carter’s credit card upfront bonus and is included within Other long-term liabilities on the Company’s consolidated balance sheet.
Composition of Contract Liabilities
Unredeemed gift cards - the Company is obligated to transfer goods in the future to customers who have purchased gift cards. Periodic changes in the gift card contract liability result from the purchase of gift cards, the redemption of gift cards by customers and the recognition of estimated breakage revenue for those gift card balances that are not expected to be redeemed. The majority of our gift cards do not have an expiration date; however, all outstanding gift card balances are classified by the Company as current liabilities since gift cards are redeemable on demand by the valid holder. The majority of the Company’s gift cards are redeemed within one year of issuance.
Unredeemed loyalty rewards - points and reward certificates earned by customers under the Company’s loyalty program represent obligations of the Company to transfer goods to the customer upon redemption. Periodic changes in the loyalty program contract liability result from new rewards earned, reward certificate redemptions and expirations. The earning and redemption cycles for our loyalty program are under one year in duration.
Carter’s credit card - upfront bonus - the Company received an upfront bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement.
NOTE 4 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company’s leases generally have initial terms ranging from 3 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of the periods presented, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statement of cash flows.
The following components of lease expense are included in Selling, general, and administrative expenses on the Company’s consolidated statements of operations for the fiscal periods indicated:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease cost	$160,210	$166,481	$180,056
Variable lease cost(*)	66,400	64,410	71,971
Net lease cost	$226,610	$230,891	$252,027
(*)Includes short-term leases, which are not material, and operating lease impairment charges.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	January 1, 2022
Weighted average remaining operating lease term (years)	4.7	4.9
Weighted average discount rate for operating leases	3.72%	3.26%
Cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2022 and fiscal 2021 was $172.9 million and $204.8 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in fiscal 2022 and fiscal 2021 were $144.9 million and $39.6 million, respectively. Operating lease assets obtained primarily consist of new or modified leases.
As of December 31, 2022, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2023	$157,254
2024	151,059
2025	107,022
2026	73,533
2027	51,050
After 2027	80,640
Total lease payments	$620,558
Less: Interest	(56,385)
Present value of lease liabilities(*)	$564,173
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
As of December 31, 2022, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $11.0 million. These operating leases will commence in fiscal year 2023 with lease terms of 10 years to 11 years.
NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 31, 2022	January 1, 2022
Land, building, and leasehold improvements	$332,971	$333,322
Fixtures, equipment, and computer hardware	281,830	280,022
Computer software	115,706	113,284
Construction in progress(*)	28,843	18,302
	759,350	744,930
Accumulated depreciation and amortization	(569,528)	(528,926)
Total	$189,822	$216,004
(*)Increase relates primarily to retail store openings and remodels.
Depreciation and amortization expense related to property, plant, and equipment was approximately $61.5 million, $90.4 million, and $90.3 million for fiscal years 2022, 2021, and 2020, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at January 2, 2021(*)	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	247	247
Balance at January 1, 2022(*)	$83,934	$74,454	$53,635	$212,023
Foreign currency impact	—	—	(2,690)	(2,690)
Balance at December 31, 2022(*)	$83,934	$74,454	$50,945	$209,333
(*)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		December 31, 2022			January 1, 2022
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename(1)	Indefinite	6,000	—	6,000	15,000	—	15,000
Finite-life tradenames(2)	5 - 20 years	3,911	1,751	2,160	3,911	1,501	2,410
Total tradenames, net		$300,144	$1,751	$298,393	$309,144	$1,501	$307,643

Skip Hop customer relationships	15 years	$47,300	$18,187	$29,113	$47,300	$15,010	$32,290
Carter’s Mexico customer relationships	10 years	3,125	1,674	1,451	3,047	1,368	1,679
Total customer relationships, net		$50,425	$19,861	$30,564	$50,347	$16,378	$33,969
(1)In fiscal 2022, impairment charges of $5.6 million, $3.0 million, and $0.4 million were recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
(2)Relates to the acquisition of rights to the Carter’s brand in Chile in December 2014 and the acquisition of the Skip Hop brand in February 2017.
The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. These impairment reviews are performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”).
Due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer to continue as a going concern in the first quarter of fiscal 2023, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022.
The goodwill impairment assessment for each reporting unit was performed in accordance with ASC 350 and compares the carrying value of each reporting unit to its fair value. Consistent with prior practice, the Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. Based upon this assessment, there were no impairments on the value of goodwill.
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company’s indefinite-lived Skip Hop tradename asset as of December 31, 2022 was $6.0 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Amortization expense for intangible assets subject to amortization was approximately $3.7 million for each of fiscal years 2022, 2021, and 2020. Amortization expense is included in SG&A expenses on the Company’s consolidated statements of operations
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2023	$3,701
2024	$3,671
2025	$3,671
2026	$3,671
2027	$3,539
NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated other comprehensive (loss) income consisted of the following:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 28, 2019	$(10,696)	$1,584	$(26,522)	$(35,634)
Fiscal year 2020 change	(2,197)	(144)	5,215	2,874
Balance at January 2, 2021	(12,893)	1,440	(21,307)	(32,760)
Fiscal year 2021 change	3,973	(115)	5	3,863
Balance at January 1, 2022	(8,920)	1,325	(21,302)	(28,897)
Fiscal year 2022 change	1,739	344	(7,524)	(5,441)
Balance at December 31, 2022	$(7,181)	$1,669	$(28,826)	$(34,338)
As of December 31, 2022 and January 1, 2022, the cumulative tax effect on the pension liability adjustments were $2.2 million and $2.8 million, respectively. As of December 31, 2022 and January 1, 2022, the cumulative tax effect on the post-retirement liability adjustments were approximately $0.5 million and $0.4 million, respectively.
For the fiscal years ended December 31, 2022 and January 1, 2022, amounts reclassified from Accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company’s defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 11, Employee Benefit Plans, to the consolidated financial statements.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	December 31, 2022	January 1, 2022
$500 million, 5.500% Senior Notes due 2025	$—	$500,000
$500 million, 5.625% Senior Notes due 2027	500,000	500,000
Total senior notes	$500,000	$1,000,000
Less: unamortized issuance-related costs for senior notes	(3,376)	(8,630)
Senior notes, net	$496,624	$991,370
Secured revolving credit facility	120,000	—
Total long-term debt, net	$616,624	$991,370

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Secured Revolving Credit Facility
As of December 31, 2022, the Company had $120.0 million outstanding borrowings under its secured revolving credit facility, exclusive of $3.5 million of outstanding letters of credit. As of January 1, 2022, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.1 million of outstanding letters of credit. As of December 31, 2022 and January 1, 2022, there was approximately $726.5 million and $745.9 million available for future borrowing, respectively. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets due to contractual repayment terms under the credit facility.
Terms of the Secured Revolving Credit Facility
The Company’s revolving credit facility provides for an aggregate credit line of $850.0 million which includes a $750.0 million U.S. dollar facility and a $100.0 million multicurrency facility. The credit facility matures in April 2027. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
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
On April 21, 2021, the Company, through its wholly owned subsidiary, TWCC, entered into Amendment No. 3 to its fourth amended and restated credit agreement (“Amendment No. 3”). Amendment No. 3 provided for, among other things, an increase in the required minimum liquidity and the ability to make additional restricted payments, including to pay cash dividends and repurchase common stock, which the Company sought in part due to ease restrictions from Amendment No. 2.
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
In particular, Amendment No. 4 provides for the following:
◦increases the borrowing capacity of the secured revolving credit facility from $750 million to $850 million (the U.S. Dollar facility commitment increases to $750 million from $650 million and the multicurrency facility commitment remains at $100 million);
◦extends the maturity of the secured revolving credit facility from September 2023 to April 2027;
◦adds a Springing Maturity Date provision, which states that if the Company has not redeemed or refinanced at least $250 million of the senior notes due 2027 prior to the 91st day before the maturity of the senior notes due March 15, 2027, then the maturity date of the secured revolving credit facility will be the 91st day before the original maturity of the senior notes due 2027;
◦reduces the number of financial maintenance covenants from two to one. The Lease Adjusted Leverage Ratio has been simplified to a Consolidated Total Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio has been eliminated. The Consolidated Total Leverage Ratio maximum permitted shall be 3.50:1.00 and temporarily increases to 4.00:1:00 in the event of a Material Acquisition;
◦Term Benchmark Loans bear interest at a rate determined by reference to the Adjusted Term SOFR (Secured Overnight Financing Rate), CDOR (Canadian Dollar Offered Rate), or the Adjusted EURIBOR (Euro Interbank Offered Rate). Each Term Benchmark Loan is subject to interest charges equal to the per annum respective benchmark rate plus an initial applicable rate of 1.375% which may be adjusted from 1.125% to 1.625% based upon a leverage-based pricing schedule; and
◦Other Base, Prime, and Overnight Rate Loans are subject to interest charges equal to the per annum, respective, benchmark rate plus an initial applicable rate of 0.375% which may be adjusted from 0.125% to 0.625% based upon a leverage-based pricing schedule. An Applicable Commitment Fee initially equal to 0.20% per annum and ranging from 0.15% per annum to 0.25% per annum, based upon a leverage-based pricing grid, is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments. Capitalized items are Defined Terms pursuant to Amendment No. 4, dated as of April 11, 2022.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately $2.4 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 4 and is being amortized over the remaining term of the secured revolving credit facility.
As of December 31, 2022, the interest rate margins applicable to the amended revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans. As of December 31, 2022, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 5.80%. There were no foreign currency borrowings outstanding on December 31, 2022 or January 1, 2022.
As of December 31, 2022, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
2020 Issuance and 2022 Redemption of Senior Notes
On May 11, 2020, the Company, through its wholly-owned subsidiary, TWCC, issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under the Company’s secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third-party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
On April 4, 2022, the Company, through its wholly-owned subsidiary, TWCC redeemed the $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025. Pursuant to the optional redemption provisions described in the Indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an Applicable Premium as defined in the Indenture. This debt redemption resulted in a loss on extinguishment of debt of approximately $19.9 million, primarily consisting of $15.7 million of the Applicable Premium and $4.3 million related to the write-off of unamortized debt issuance costs.
Senior Notes due 2027
On March 14, 2019, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On and after March 15, 2022, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on March 15 of each of the years indicated is as follows:

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Number of shares repurchased	3,747,187	2,967,619	474,684
Aggregate cost of shares repurchased (dollars in thousands)	$299,667	$299,339	$45,255
Average price per share	$79.97	$100.87	$95.34
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total remaining capacity under outstanding repurchase authorizations as of December 31, 2022 was approximately $749.5 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility, market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
On February 23, 2023, the Company’s Board of Directors authorized a quarterly cash dividend payment of $0.75 per common share, payable on March 17, 2023 to shareholders of record at the close of business on March 7, 2023.
In fiscal 2022, the Board of Directors declared and the Company paid quarterly cash dividends of $0.75 per common share during all four quarters. In fiscal 2021, the Board of Directors declared and the Company paid quarterly cash dividends of $0.40 per common share in each of the second and third quarters of fiscal 2021 and $0.60 per common share in the fourth quarter of fiscal 2021. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and the Company did not pay cash dividends for the first quarter of 2021.
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
As of December 31, 2022, the maximum number of shares of stock available under the Plan was 18,778,392, and there were 2,623,055 remaining shares available for grant under the Plan. The Plan makes a provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company’s Board of Directors, executive officers and other key employees.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Stock options	$189	$1,347	$2,694
Restricted stock:
Time-based awards	17,893	14,756	10,468
Performance-based awards	2,091	3,608	(1,927)
Stock awards	1,706	1,318	1,595
Total	$21,879	$21,029	$12,830
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During fiscal 2020, the achievement of performance target estimates was revised resulting in a reversal of previously recognized stock-based compensation expense for outstanding performance-based awards.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises. There were no stock options granted in fiscal 2022, 2021, and 2020.
Changes in the Company’s stock options for the fiscal year ended December 31, 2022 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2022	658,666	$89.32

Granted(*)	—	$—
Exercised	(76,550)	$58.23
Forfeited	—	$—
Expired	(19,068)	$105.76
Outstanding, December 31, 2022	563,048	$92.99	3.63	$430

Vested and expected to vest, December 31, 2022	563,048	$92.99	3.63	$430
Exercisable, December 31, 2022	563,048	$92.99	3.63	$430
(*)The Company did not grant any stock options in fiscal 2022.
The intrinsic value of stock options exercised during the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 was approximately $1.4 million, $7.8 million, and $8.2 million, respectively. At December 31, 2022, there was no unrecognized compensation cost related to stock options based on the current estimates of the number of stock options that will vest.
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 31, 2022:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, January 1, 2022	544,713	$98.33
Granted	342,110	$89.31
Vested	(205,120)	$95.54
Forfeited	(52,017)	$93.79
Outstanding, December 31, 2022	629,686	$94.71
During fiscal 2021, a total of 116,238 shares of restricted stock vested with a weighted-average fair value of $99.32 per share. During fiscal 2020, a total of 140,345 shares of restricted stock vested with a weighted-average fair value of $89.80 per share.
At December 31, 2022, there was approximately $35.0 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Time-based Restricted Stock Awards
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2022, 2021, and 2020, a total of 162,508 shares, 116,238 shares, and 125,209 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $97.29 per share, $99.32 per share, and $90.52 per share, respectively. At December 31, 2022, there was approximately $30.8 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2020	58,320	$108.76
2021(*)	—	$—
2022	89,760	$91.12
(*)The Company did not grant any performance-based restricted stock awards in fiscal 2021.
Performance-based restricted stock awards cliff vest after a three-year period, subject to the achievement of the performance target. During the fiscal year ended December 31, 2022, 42,612 performance shares vested. As of December 31, 2022, a total of 86,952 performance shares were unvested with a weighted-average fair value of $91.12 per share. Vesting of these 86,952 performance shares is based on the performance targets for the shares granted in fiscal 2022. As of December 31, 2022, there was $4.2 million unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards based which is expected to be recognized over a weighted-average period of approximately 2.1 years. The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
Stock Awards
Included in restricted stock awards are grants to non-management members of the Company’s Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company’s common stock. The Company records the stock-based compensation expense immediately as there are no vesting terms. During fiscal years 2022, 2021, and 2020, such awards were as follows:

Fiscal year	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2020	21,362	$74.67	$1,595
2021	13,037	$101.09	$1,318
2022	21,725	$78.51	$1,706

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
OshKosh B’Gosh Pension Plan
Funded Status
The retirement benefits under the OshKosh B’Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$70,875	$74,128
Interest cost	1,909	1,818
Actuarial gain	(16,021)	(2,405)
Benefits paid	(2,916)	(2,666)
Projected benefit obligation at end of year	$53,847	$70,875

Change in plan assets:
Fair value of plan assets at beginning of year	$68,689	$65,417
Actual return on plan assets	(10,528)	5,938
Benefits paid	(2,916)	(2,666)
Fair value of plan assets at end of year	$55,245	$68,689

(Funded) Unfunded status	$(1,398)	$2,186
The accumulated benefit obligation is equal to the projected benefit obligation as of December 31, 2022 and January 1, 2022 because the plan is frozen. The Company does not expect to make any contributions to the OshKosh B’Gosh pension plan during fiscal 2023 as the plan’s funding exceeds the minimum funding requirements.
The actuarial gain in fiscal 2022 and in fiscal 2021 was primarily attributable to increased discount rates. During fiscal 2022, given an increase in discount rates, the plan became fully funded on a GAAP basis. The funded status asset is included in Other assets in the Company’s consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Recognized in the statement of operations:
Interest cost	$1,909	$1,818	$2,171
Expected return on plan assets	(3,432)	(3,577)	(3,217)
Amortization of net loss(*)	217	428	510
Net periodic pension benefit	$(1,306)	$(1,331)	$(536)

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(2,062)	$(4,765)	$3,387
Amortization of net loss(*)	(217)	(428)	(510)
Total changes recognized in other comprehensive income	$(2,279)	$(5,193)	$2,877
Total net periodic cost and changes recognized in other comprehensive income	$(3,585)	$(6,524)	$2,341
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2023, approximately $0.2 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.
Assumptions
The actuarial assumptions used in determining the benefit obligation and net periodic pension cost for our pension plan is presented in the following table:

Benefit obligation	2022	2021
Discount rate	5.00%	2.75%

Net periodic pension cost	2022	2021	2020
Discount rate	2.75%	2.50%	3.25%
Expected long-term rate of return on plan assets	5.50%	6.00%	6.00%
The discount rates used at December 31, 2022, January 1, 2022, and January 2, 2021 were determined with consideration given to the FTSE Pension Liability Index and the Bloomberg US Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption is equal to the assumed discount rate. Refer to “Plan Assets” below in Note 11, Employee Benefit Plans for further discussion.
The increased discount rate assumption at December 31, 2022 resulted in a decrease in the amount of the pension plan’s projected benefit obligation of approximately $16.0 million. A 0.25% change in the assumed discount rate as of December 31, 2022 would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $1.5 million.
The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years:

(dollars in thousands)
2023	$3,000
2024	$3,160
2025	$3,310
2026	$3,530
2027	$3,580
2028-2032	$19,510

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets
As part of our funded status glide path, the Company has gradually reduced its equity exposure in its pension plan assets. During fiscal 2022, the plan became fully funded. As a result, investments shifted into fixed income securities. These fixed income securities include funds holding corporate bonds of companies from diverse industries and U.S. Treasuries. The expected long-term rate of return on plan assets is 5.00%.
The fair value of the Company’s pension plan assets at December 31, 2022 and January 1, 2022, by asset category, were as follows:

(dollars in thousands)	December 31, 2022			January 1, 2022
Asset category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$2,204	$2,204	$—	$1,370	$1,370	$—
Equity securities:
U.S. Large-Cap blend(1)	—	—	—	7,508	7,508	—
U.S. Large-Cap growth	—	—	—	3,390	3,390	—
U.S. Mid-Cap growth	—	—	—	3,426	3,426	—
U.S. Small-Cap blend	—	—	—	2,054	2,054	—
International blend	—	—	—	8,200	8,200	—
Fixed income securities:
Corporate bonds(2)	53,041	52,805	236	39,970	39,746	224
Real estate(3)	—	—	—	2,771	2,771	—
	$55,245	$55,009	$236	$68,689	$68,465	$224
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
Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022
APBO at beginning of fiscal year	$2,662	$2,998
Service cost	14	15
Interest cost	63	57
Actuarial (gain) loss	(763)	(140)
Plan participants’ contribution	15	20
Benefits paid	(246)	(288)
APBO at end of fiscal year	$1,745	$2,662
Approximately $1.5 million and $2.4 million of the APBO at the end of fiscal 2022 and 2021, respectively, were classified as Other long term liabilities in the Company’s consolidated balance sheets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Post-Retirement Benefit Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement benefit cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Recognized in the statement of operations:
Service cost	$14	$15	$25
Interest cost	63	57	94
Amortization of net gain(*)	(320)	(295)	(345)
Net periodic post-retirement benefit (income) cost	$(243)	$(223)	$(226)

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(763)	$(140)	$(162)
Amortization of net gain(*)	320	295	345
Total changes recognized in other comprehensive income	$(443)	$155	$183
Total net periodic post-retirement benefit (income) cost and changes recognized in other comprehensive income	$(686)	$(68)	$(43)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2023, approximately $0.4 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic post-retirement benefit cost.
Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Post-retirement benefit obligation	2022	2021
Discount rate	4.75%	2.50%

Net periodic post-retirement benefit cost	2022	2021	2020
Discount rate	2.50%	2.00%	3.00%
The discount rates used at December 31, 2022, January 1, 2022, and January 2, 2021, were determined with primary consideration given to the FTSE Pension Discount Curve and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company’s plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company’s future financial results.
The Company’s contribution for these post-retirement benefit obligations was approximately $0.2 million for fiscal year 2022 and approximately $0.3 million for fiscal years 2021, and 2020. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.2 million for fiscal years 2023, 2024, 2025, 2026, and 2027. For the five years subsequent to fiscal 2027, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $0.7 million. The Company does not pre-fund this plan and as a result there are no plan assets.
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
Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any subsequent calendar year. The plan provides for a discretionary employer match of employee contributions. The Company’s expense for the U.S. defined contribution savings plan totaled approximately $8.2 million, $16.1 million, and $7.7 million for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
NOTE 12 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Current tax provision:
Federal	$43,569	$75,408	$31,085
State	8,307	16,905	6,331
Foreign	15,562	19,761	11,105
Total current provision	$67,438	$112,074	$48,521

Deferred tax provision (benefit):
Federal	$(1,484)	$(10,541)	$(18,449)
State	425	(2,428)	(3,741)
Foreign	319	(563)	(1,064)
Total deferred provision	(740)	(13,532)	(23,254)
Total provision	$66,698	$98,542	$25,267
The foreign portion of the tax position substantially relates to the Company’s international operations in Canada, Hong Kong and Mexico, in addition to foreign tax withholdings related to the Company’s foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current U.S. tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to approximately $97.3 million. Unrecognized deferred tax liability related to undistributed earnings from the Company’s subsidiaries in Canada and Mexico is estimated to be approximately $4.1 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period in which additional tax is due.
The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Domestic	$227,929	$333,900	$73,525
Foreign	88,807	104,390	61,459
Total	$316,736	$438,290	$134,984

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Rate Reconciliation
The difference between the Company’s effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.8%	3.0%	2.7%
Impact of foreign operations	(2.0)%	(1.8)%	(4.8)%
Settlement of uncertain tax positions	(0.7)%	(0.3)%	(1.3)%
Benefit from stock-based compensation	(0.1)%	(0.3)%	(1.1)%
Goodwill impairments and other	0.1%	0.9%	2.2%
Total	21.1%	22.5%	18.7%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to U.S. tax authority examinations for years prior to fiscal 2019.
Deferred Taxes
The following table reflects the Company’s calculation of the components of deferred tax assets and liabilities as of December 31, 2022 and January 1, 2022.

(dollars in thousands)	December 31, 2022	January 1, 2022
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$6,715	$7,026
Inventory	16,902	11,923
Accrued liabilities	8,230	22,226
Equity-based compensation	4,397	3,410
Deferred employee benefits	3,247	5,144
Leasing liabilities	83,886	97,269
Other	3,724	3,845
Total deferred tax assets	127,101	150,843
Deferred tax liabilities:
Depreciation	(18,560)	(26,472)
Leasing assets	(72,162)	(80,818)
Tradename and licensing agreements	(73,534)	(76,275)
Other	(1,614)	(5,388)
Total deferred tax liabilities	(165,870)	(188,953)

Net deferred tax liability	$(38,769)	$(38,110)
Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	December 31, 2022	January 1, 2022
	Assets (Liabilities)
Deferred tax assets	$2,466	$2,800
Deferred tax liabilities	(41,235)	(40,910)
Net deferred tax liability	$(38,769)	$(38,110)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 28, 2019	$13,923
Additions based on tax positions related to fiscal 2020	760
Reductions for prior year tax positions	(104)
Reductions for lapse of statute of limitations	(2,056)
Balance at January 2, 2021	$12,523
Additions based on tax positions related to fiscal 2021	810
Reductions for prior year tax positions	(2,207)
Reductions for lapse of statute of limitations	(2,270)
Balance at January 1, 2022	$8,856
Additions based on tax positions related to fiscal 2022	1,040
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(2,803)
Balance at December 31, 2022	$7,093
As of December 31, 2022, the Company had gross unrecognized tax benefits of approximately $7.1 million, of which $6.2 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are approximately $2.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2023 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2022, 2021, and 2020, expense recorded on uncertain tax positions was approximately $0.4 million, $0.4 million, and $0.4 million, respectively. The Company had accrued interest on uncertain tax positions of approximately $1.5 million and $1.8 million as of December 31, 2022 and January 1, 2022, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal year ended
	December 31, 2022	January 1, 2022	January 2, 2021
	(52 weeks)	(52 weeks)	(53 weeks)
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	38,822,737	42,853,009	43,242,967
Dilutive effect of equity awards	27,908	149,619	164,754
Diluted number of common and common equivalent shares outstanding	38,850,645	43,002,628	43,407,721
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$250,038	$339,748	$109,717
Income allocated to participating securities	(3,714)	(4,113)	(1,118)
Net income available to common shareholders	$246,324	$335,635	$108,599
Basic net income per common share	$6.34	$7.83	$2.51

Diluted net income per common share:
Net income	$250,038	$339,748	$109,717
Income allocated to participating securities	(3,712)	(4,102)	(1,115)
Net income available to common shareholders	$246,326	$335,646	$108,602
Diluted net income per common share	$6.34	$7.81	$2.50

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	526,618	176,475	564,131
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents certain segment information for our reportable segments and unallocated corporate expenses for the periods indicated:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022 (52 weeks)	% of Consolidated Net Sales	January 1, 2022 (52 weeks)	% of Consolidated Net Sales	January 2, 2021 (53 weeks)	% of Consolidated Net Sales
Net sales:
U.S. Retail	$1,680,159	52.3%	$1,899,262	54.5%	$1,671,644	55.3%
U.S. Wholesale	1,080,471	33.6%	1,126,415	32.3%	996,088	32.9%
International	452,103	14.1%	460,763	13.2%	356,602	11.8%
Total consolidated net sales	$3,212,733	100.0%	$3,486,440	100.0%	$3,024,334	100.0%
Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail	$252,497	15.0%	$368,221	19.4%	$146,806	8.8%
U.S. Wholesale	161,659	15.0%	195,369	17.3%	141,456	14.2%
International	56,617	12.5%	63,806	13.8%	(1,224)	(0.3)%
Unallocated corporate expenses(*)	(91,602)	n/a	(130,317)	n/a	(97,169)	n/a
Total operating income	$379,171	11.8%	$497,079	14.3%	$189,869	6.3%
(*)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
The tables below present additional segment information for our reportable segments for the periods presented:

(dollars in millions)	December 31, 2022
Charges:	U.S. Retail	U.S. Wholesale	International
Skip Hop tradename impairment charge	$0.4	$5.6	$3.0

(dollars in millions)	January 1, 2022			January 2, 2021
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)	$(0.6)	$0.1	$2.3	$5.0	$2.0	$2.2
Goodwill impairment	—	—	—	—	—	17.7
Skip Hop tradename impairment charge	—	—	—	0.5	6.8	3.7
OshKosh tradename impairment charge	—	—	—	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic	2.0	1.7	0.2	9.6	9.6	2.2
Retail store operating leases and other long-lived asset impairments, net of gain(2)	(2.6)	—	—	7.4	—	0.3
Total charges(3)	$(1.2)	$1.8	$2.5	$36.1	$20.0	$26.4
(1)The fiscal year ended January 1, 2022 and the fiscal year ended January 2, 2021 also includes corporate charges related to organizational restructuring of $0.7 million and $7.4 million, respectively.
(2)Related to gains on the modification of previously impaired retail store leases.
(3)Total charges for the fiscal year ended January 1, 2022 exclude a customer bankruptcy recovery of $38,000.
.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Data by Segment
Significant expenses
The table below represents Cost of goods sold by segment:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022 (52 weeks)	% of Consolidated Net Sales	January 1, 2022 (52 weeks)	% of Consolidated Net Sales	January 2, 2021 (53 weeks)	% of Consolidated Net Sales
Cost of goods sold:
U.S. Retail	$688,036	21.4%	$760,100	21.8%	$763,124	25.2%
U.S. Wholesale	798,370	24.9%	825,770	23.7%	729,425	24.1%
International	249,504	7.8%	246,175	7.1%	203,675	6.7%
Total cost of goods sold	$1,735,910	54.0%	$1,832,045	52.5%	$1,696,224	56.1%
Note: Percentages may not be additive due to rounding.
The table below represents SG&A expenses by segment:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022 (52 weeks)	% of Consolidated Net Sales	January 1, 2022 (52 weeks)	% of Consolidated Net Sales	January 2, 2021 (53 weeks)	% of Consolidated Net Sales
SG&A expenses:
U.S. Retail	$746,575	23.2%	$779,482	22.4%	$750,970	24.8%
U.S. Wholesale	125,173	3.9%	127,826	3.7%	122,555	4.1%
International	146,657	4.6%	156,251	4.5%	134,913	4.5%
Corporate expenses	91,602	n/a	130,317	n/a	97,169	n/a
Total SG&A expenses	$1,110,007	34.6%	$1,193,876	34.2%	$1,105,607	36.6%
Inventory
The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022
U.S. Wholesale(*)	$580,918	$513,702
U.S. Retail	57,518	50,563
International	106,137	83,477
Total	$744,573	$647,742
(*)U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Playclothes	$1,125,352	$1,261,622	$1,052,178
Baby	1,103,023	1,124,961	1,026,910
Sleepwear	492,152	500,596	441,358
Other(*)	492,206	599,261	503,888
Total net sales	$3,212,733	$3,486,440	$3,024,334
(*)Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographical Data
Revenue
The Company’s international sales principally represent sales to customers in Canada. Such sales were 64.0%, 65.0%, and 70.3% of total international net sales in fiscal 2022, 2021, and 2020, respectively.
Long-Lived Assets
The following represents Property, plant, and equipment, net, and Operating lease assets by geographic area:

	For the fiscal year ended
(dollars in thousands)	December 31, 2022	January 1, 2022
United States	$580,171	$613,111
International	101,986	90,641
Total	$682,157	$703,752
Long-lived assets in the international segment primarily relate to Canada. Long-lived assets in Canada were 63.3% and 82.7% of total international long-lived assets at the end of fiscal 2022 and 2021, respectively.
NOTE 15 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $15.1 million and $17.5 million at the end of fiscal 2022 and fiscal 2021, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Losses on the investments in marketable securities were $2.5 million for fiscal 2022. Gains on the investments in marketable securities were $2.3 million for fiscal 2021. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
The fair value of the Company’s pension plan assets at December 31, 2022 and January 1, 2022, by asset category, are disclosed in Note 11, Employee Benefits Plans, to the consolidated financial statements.
Borrowings
As of December 31, 2022, the Company had $120.0 million outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at December 31, 2022 was approximately $482.4 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
Due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer to continue as a going concern in the first quarter of fiscal 2023, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022.
The goodwill impairment assessment for each reporting unit was performed in accordance with ASC 350 and compares the carrying value of each reporting unit to its fair value. Consistent with prior practice, the Company uses a 50% weighting of the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. Based upon this assessment, there were no impairments on the value of goodwill.
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company’s indefinite-lived Skip Hop tradename asset as of December 31, 2022 was $6.0 million.
NOTE 16 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at the end of any comparable period, were as follows:

(dollars in thousands)	December 31, 2022	January 1, 2022
Prepaid information technology-related contracts(1)	12,652	14,100
Prepaid insurance	2,133	4,887
Prepaid income taxes	1,110	815
Other	17,917	16,530
Prepaid expenses and other current assets(2)	$33,812	$36,332
(1)Primarily related to cloud computing arrangements and software maintenance contracts.
(2)Prepaid expense and other current assets as of January 1, 2022 were revised to reflect payments of rent before payment due date of $13.8 million.
NOTE 17 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	December 31, 2022	January 1, 2022
Unredeemed gift cards	$23,303	$21,619
Income taxes payable	17,484	13,850
Accrued employee benefits(1)	16,356	26,517
Accrued salaries and wages	11,519	10,821
Accrued taxes	10,445	12,883
Accrued interest	8,868	11,942
Accrued bonuses and incentive compensation(2)	7,244	47,363
Accrued other	27,220	31,454
Other current liabilities	$122,439	$176,449
(1)Decrease primarily related to decreased employer match of employee contributions for the defined contributions savings plan.
(2)Decrease primarily related to lower than expected financial performance in fiscal 2022 following an outsized expense in fiscal 2021 due to a record financial performance.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2022.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter’s, Inc.’s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of Carter’s, Inc. scheduled to be held on May 17, 2023. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	563,048	$92.99	2,623,055
Equity compensation plans not approved by security holders	—	—	—
Total	563,048	$92.99	2,623,055
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

4.2.1	Form of 5.625% Senior Notes due 2027 (included in Exhibit 4.2).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of Carter’s, Inc.’s Annual Report on Form 10-K filed on February 24, 2020).
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

10.1.4
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

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 24, 2023
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 24, 2023
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ ROCHESTER (ROCK) ANDERSON, JR.	Director	February 24, 2023
Rochester (Rock) Anderson, Jr.

/s/ JEFFREY H. BLACK	Director	February 24, 2023
Jeffrey H. Black

/s/ HALI BORENSTEIN	Director	February 24, 2023
Hali Borenstein

/s/ LUIS A. BORGEN	Director	February 24, 2023
Luis A. Borgen

/s/ A. BRUCE CLEVERLY	Director	February 24, 2023
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 24, 2023
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 24, 2023
Mark P. Hipp

/s/ WILLIAM J. MONTGORIS	Director	February 24, 2023
William J. Montgoris

/s/STACEY S. RAUCH	Director	February 24, 2023
Stacey S. Rauch

/s/ GRETCHEN W. SCHAR	Director	February 24, 2023
Gretchen W. Schar

/s/ STEPHANIE P. STAHL	Director	February 24, 2023
Stephanie P. Stahl