Form 10-Q
period 2023-04-01
CARTERS INC
filed 2023-04-28
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of April 21, 2023, there were 37,688,407 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	April 1, 2023	December 31, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$157,685	$211,748	$702,266
Accounts receivable, net of allowance for credit losses of $7,425, $7,189, and $5,766, respectively	223,939	198,587	265,694
Finished goods inventories, net of inventory reserves of $18,076, $19,268, and $11,307, respectively	613,921	744,573	679,729
Prepaid expenses and other current assets(*)	47,173	33,812	51,186
Total current assets	1,042,718	1,188,720	1,698,875
Property, plant, and equipment, net of accumulated depreciation of $577,183, $569,528, and $536,580, respectively	180,383	189,822	197,515
Operating lease assets	494,969	492,335	469,354
Tradenames, net	298,331	298,393	307,581
Goodwill	209,601	209,333	212,518
Customer relationships, net	29,801	30,564	33,151
Other assets	27,524	30,548	29,084
Total assets	$2,283,327	$2,439,715	$2,948,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,181	$264,078	$284,034
Current portion of long-term debt, net	—	—	495,743
Current operating lease liabilities(*)	139,350	142,432	133,620
Other current liabilities	91,104	122,439	111,078
Total current liabilities	410,635	528,949	1,024,475
Long-term debt, net	576,803	616,624	496,104
Deferred income taxes	46,090	41,235	48,450
Long-term operating lease liabilities	417,012	421,741	419,493
Other long-term liabilities	34,894	34,757	44,266
Total liabilities	$1,485,434	$1,643,306	$2,032,788

Commitments and contingencies - Note 12

Shareholders’ equity:
Preferred stock; par value $0.01 per share;100,000 shares authorized; none issued or outstanding at April 1, 2023, December 31, 2022, and April 2, 2022	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 37,799,251, 37,692,132, and 40,555,922 shares issued and outstanding at April 1, 2023, December 31, 2022, and April 2, 2022, respectively	378	377	406
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(30,412)	(34,338)	(26,115)
Retained earnings	827,927	830,370	940,999
Total shareholders’ equity	797,893	796,409	915,290
Total liabilities and shareholders’ equity	$2,283,327	$2,439,715	$2,948,078
(*)Prepaid expense and other current assets and Current operating lease liabilities as of April 2, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.2 million.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net sales	$695,880	$781,284
Cost of goods sold	386,413	426,242
Gross profit	309,467	355,042
Royalty income, net	6,519	7,474
Selling, general, and administrative expenses	259,632	259,893
Operating income	56,354	102,623
Interest expense	9,644	15,132
Interest income	(700)	(338)
Other income, net	(258)	(512)
Income before income taxes	47,668	88,341
Income tax provision	11,672	20,408
Net income	$35,996	$67,933

Basic net income per common share	$0.95	$1.66
Diluted net income per common share	$0.95	$1.66
Dividend declared and paid per common share	$0.75	$0.75
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net income	$35,996	$67,933
Other comprehensive income:
Foreign currency translation adjustments	3,926	2,782
Comprehensive income	$39,922	$70,715
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	5,100	—	222	—	—	222
Withholdings from vesting of restricted stock	(70,452)	—	(6,623)	—	—	(6,623)
Restricted stock activity	265,412	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,859	—	—	5,859
Repurchase of common stock	(793,008)	(8)	545	—	(75,033)	(74,496)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(30,573)	(30,573)
Comprehensive income	—	—	—	2,782	67,933	70,715
Balance at April 2, 2022	40,555,922	$406	$—	$(26,115)	$940,999	$915,290

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	1,400	—	83	—	—	83
Withholdings from vesting of restricted stock	(61,423)	(1)	(4,404)	—	(371)	(4,776)
Restricted stock activity	303,015	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,343	—	—	4,343
Repurchase of common stock	(135,873)	(1)	—	—	(9,585)	(9,586)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,483)	(28,483)
Comprehensive income	—	—	—	3,926	35,996	39,922
Other	—	—	(19)	—	—	(19)
Balance at April 1, 2023	37,799,251	$378	$—	$(30,412)	$827,927	$797,893
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$35,996	$67,933
Adjustments to reconcile net income to net cash provided by ( used in) operating activities:
Depreciation of property, plant, and equipment	14,799	13,282
Amortization of intangible assets	939	932
Recoveries of excess and obsolete inventory, net	(1,256)	(3,109)
Gain on partial termination of corporate lease	(4,366)	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	2,632	190
Amortization of debt issuance costs	393	787
Stock-based compensation expense	4,343	5,859
Unrealized foreign currency exchange gain, net	(240)	(189)
Provisions for (recoveries of) doubtful accounts receivable from customers	235	(1,513)
Unrealized (gain) loss on investments	(433)	935
Deferred income taxes	5,031	7,759
Effect of changes in operating assets and liabilities:
Accounts receivable	(24,944)	(32,484)
Finished goods inventories	134,147	(27,720)
Prepaid expenses and other assets(1)(2)	(12,678)	(42)
Accounts payable and other liabilities(1)(2)	(112,401)	(196,427)
Net cash provided by (used in) operating activities	$42,197	$(163,807)

Cash flows from investing activities:
Capital expenditures	$(13,827)	$(7,652)
Net cash used in investing activities	$(13,827)	$(7,652)

Cash flows from financing activities:
Payment of debt issuance costs	$—	$(3)
Payments on secured revolving credit facility	(40,000)	—
Repurchases of common stock	(9,586)	(74,496)
Dividends paid	(28,483)	(30,573)
Withholdings from vesting of restricted stock	(4,776)	(6,623)
Proceeds from exercises of stock options	83	222
Net cash used in financing activities	$(82,762)	$(111,473)

Net effect of exchange rate changes on cash and cash equivalents	329	904
Net decrease in cash and cash equivalents	$(54,063)	$(282,028)
Cash and cash equivalents, beginning of period	211,748	984,294
Cash and cash equivalents, end of period	$157,685	$702,266
(1)Cash flows for the fiscal quarter April 2, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.2 million.
(2)Operating lease assets obtained in exchange for operating lease liabilities were $38.7 million and $16.3 million for the fiscal quarter ended April 1, 2023 and the fiscal quarter ended April 2, 2022, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for distribution to the Company’s retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
Our trademarks that are referred to in this Quarterly Report on Form 10-Q, including Carter’s, OshKosh B’gosh, OshKosh, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended April 1, 2023 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 30, 2023.
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
We have recast the consolidated statement of operations for the fiscal quarter ended April 2, 2022 to conform to our current presentation of combining Adverse purchase commitments within Cost of goods sold.
Inventories
Our inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Inventories at April 1, 2023 were $613.9 million compared to $679.7 million at April 2, 2022 and $744.6 million at December 31, 2022. The decrease of $65.8 million, or 9.7%, at April 1, 2023 compared to April 2, 2022 is primarily due to decreased in-transit inventory, partially offset by longer holding periods for inventory to be sold in future periods and increased product costs. Due to the seasonal nature of our operations, the inventories balance at April 1, 2023 is not comparable to the inventories balance at December 31, 2022.
Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory at April 1, 2023 increased 59.9% compared to April 2, 2022. These adjustments as a percentage of inventory have remained relatively stable due to the overall quality and planned use of the inventory. The liability for adverse inventory and fabric purchase commitments increased from $0.5 million as of April 2, 2022 to $5.0 million as of April 1, 2023, primarily due to lower estimated customer demand.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supply Chain Financing Program
We facilitate a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables our suppliers to sell their receivables due from the Company to participating financial institutions at their discretion. As of April 1, 2023, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.
The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated statement balance sheets. Amounts under the SCF program included in Account payable were $7.8 million, $16.5 million, and $20.7 million as of April 1, 2023, December 31, 2022, and April 2, 2022, respectively. Payments made under the SCF program, like payments of other accounts payable, are a reduction to our operating cash flow.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies. New accounting pronouncements adopted at the beginning of fiscal 2023 are noted below.
Recent Accounting Pronouncements
Supplier Finance Programs (ASU 2022-04)
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This new guidance is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of the rollforward of annual activity, which is effective for fiscal years beginning after December 15, 2023. The effect of the adoption of ASU 2022-04 was not material to the Company’s consolidated financial statements.
NOTE 3 – REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended April 1, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$279,990	$38,496	$318,486
Direct-to-consumer	323,721	—	53,673	377,394
	$323,721	$279,990	$92,169	$695,880

Royalty income, net	$2,078	$3,558	$883	$6,519

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended April 2, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$307,301	$50,432	$357,733
Direct-to-consumer	366,358	—	57,193	423,551
	$366,358	$307,301	$107,625	$781,284

Royalty income, net	$3,240	$3,430	$804	$7,474
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	April 1, 2023	December 31, 2022	April 2, 2022
Trade receivables from wholesale customers, net	$222,069	$195,078	$266,970
Royalties receivable	6,396	5,386	6,923
Other receivables(1)	13,351	14,571	9,282
Total receivables	$241,816	$215,035	$283,175
Less: Wholesale accounts receivable reserves(2)(3)	(17,877)	(16,448)	(17,481)
Accounts receivable, net	$223,939	$198,587	$265,694
(1)Includes tenant allowances, tax, payroll, gift card and other receivables.
(2)Includes allowance for chargebacks of $10.5 million, $9.3 million, and $11.7 million for the periods ended April 1, 2023, December 31, 2022, and April 2, 2022, respectively.
(3)Includes allowance for credit losses of $7.4 million, $7.2 million, and $5.8 million for the periods ended April 1, 2023, December 31, 2022, and April 2, 2022, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	April 1, 2023	December 31, 2022	April 2, 2022
Contract liabilities - current:
Unredeemed gift cards	$22,601	$23,303	$21,026
Unredeemed customer loyalty rewards	5,070	5,276	5,804
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$28,385	$29,293	$27,544

Contract liabilities - non-current(3)	$1,250	$1,429	$1,964
Total contract liabilities	$29,635	$30,722	$29,508
(1)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.
(2)Included with Other current liabilities on the Company’s consolidated balance sheets.
(3)This amount reflects the non-current portion of the Carter’s credit card upfront bonus and is included within Other long-term liabilities on the Company’s consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	April 1, 2023	December 31, 2022	April 2, 2022
Cumulative foreign currency translation adjustments	$(24,900)	$(28,826)	$(18,520)
Pension and post-retirement obligations(*)	(5,512)	(5,512)	(7,595)
Total accumulated other comprehensive loss	$(30,412)	$(34,338)	$(26,115)
(*)Net of income taxes of $1.7 million, $1.7 million, and $2.4 million, for the period ended April 1, 2023, December 31, 2022, and April 2, 2022, respectively.
During the first quarter of both fiscal 2023 and fiscal 2022, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.
NOTE 5 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Number of shares repurchased	135,873	793,008
Aggregate cost of shares repurchased (dollars in thousands)(*)`	$9,586	$74,496
Average price per share(*)	$70.55	$93.94
(*) The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases.
The total aggregate remaining capacity under outstanding repurchase authorizations as of April 1, 2023, was approximately $739.9 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first quarter of both fiscal 2023 and fiscal 2022, the Board of Directors declared, and the Company paid cash dividends of $0.75 per common share. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the consolidated financial statements.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	April 1, 2023	December 31, 2022	April 2, 2022
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(3,197)	(3,376)	(3,896)
Senior notes, net	$496,803	$496,624	$496,104
Secured revolving credit facility	80,000	120,000	—
Total long-term debt, net	$576,803	$616,624	$496,104

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Secured Revolving Credit Facility
As of April 1, 2023, the Company had $80.0 million outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of April 1, 2023, there was approximately $765.6 million available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets because of the contractual repayment terms under the credit facility.
The Company’s revolving credit facility provides for an aggregate credit line of $850 million which includes a $750 million U.S. dollar facility and a $100 million multicurrency facility. The credit facility matures in April 2027. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
As of April 1, 2023, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term Secured Overnight Financing Rate (“SOFR”) rate loans and 0.125% for base rate loans. As of April 1, 2023, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in an overall borrowing rate of 5.92%. There were no foreign currency borrowings outstanding on April 1, 2023. As of April 1, 2023, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 7 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Stock options	$—	$166
Restricted stock:
Time-based awards	4,362	5,159
Performance-based awards	(19)	534
Total	$4,343	$5,859
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2023, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of $0.4 million of previously recognized stock compensation expense.
During the first quarter of fiscal 2023, the Company’s Board of Directors approved the issuance of the following new awards to certain key employees under the Company’s existing stock-based compensation plan, subject to vesting: 254,086 shares of time-based restricted stock awards with an average grant-date fair value of $73.91 and 112,284 shares of performance-based restricted stock awards with an average grant-date fair value of $74.06.
Additionally, a total of 151,564 restricted stock awards (time-based) vested during the first quarter of fiscal 2023. There were no vestings of performance-based restricted stock in the first quarter of fiscal 2023.
NOTE 8 – INCOME TAXES
As of April 1, 2023, the Company had gross unrecognized income tax benefits of approximately $8.8 million, of which $6.3 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at April 1, 2023 is approximately $2.4 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2023 along with the effective income tax rate in the quarter in which the benefits are recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the first fiscal quarters ended April 1, 2023 and April 2, 2022. The Company had approximately $1.6 million, $1.5 million, and $2.0 million of interest accrued on uncertain tax positions as of April 1, 2023, December 31, 2022, and April 2, 2022, respectively.
NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $15.5 million, $15.1 million, and $16.6 million at April 1, 2023, December 31, 2022, and April 2, 2022, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.4 million for the first fiscal quarter ended April 1, 2023. Losses on the investments in marketable securities were $0.9 million for the first fiscal quarter ended April 2, 2022. These amounts are included in Other (income) expense, net on the Company’s consolidated statement of operations.
Borrowings
As of April 1, 2023, the Company had $80.0 million outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at April 1, 2023, was approximately $489.0 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
In the fourth quarter of fiscal 2022, impairment charges of $5.6 million, $3.0 million, and $0.4 million were recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the indefinite-lived Skip Hop tradename asset as of April 1, 2023 was $6.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 10 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	37,104,527	40,270,895
Dilutive effect of equity awards	8,063	77,437
Diluted number of common and common equivalent shares outstanding	37,112,590	40,348,332

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$35,996	$67,933
Income allocated to participating securities	(576)	(921)
Net income available to common shareholders	$35,420	$67,012
Basic net income per common share	$0.95	$1.66

Diluted net income per common share:
Net income	$35,996	$67,933
Income allocated to participating securities	(576)	(920)
Net income available to common shareholders	$35,420	$67,013
Diluted net income per common share	$0.95	$1.66

Anti-dilutive awards excluded from diluted earnings per share computation(*)	505,070	172,987
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 11 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	April 1, 2023	December 31, 2022	April 2, 2022
Unredeemed gift cards	$22,601	$23,303	$21,026
Accrued employee benefits	12,604	16,356	11,544
Income taxes payable	12,132	17,484	16,049
Accrued taxes	10,904	10,445	11,962
Accrued salaries and wages	4,163	11,519	4,831
Accrued interest(*)	1,698	8,868	11,782
Other	27,002	34,464	33,884
Other current liabilities	$91,104	$122,439	$111,078
(*)Decrease primarily related to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022, as well as the timing of interest payments.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	April 1, 2023	% of consolidated net sales	April 2, 2022	% of consolidated net sales
Net sales:
U.S. Retail	$323,721	46.5%	$366,358	46.9%
U.S. Wholesale	279,990	40.3%	307,301	39.3%
International	92,169	13.2%	107,625	13.8%
Consolidated net sales	$695,880	100.0%	$781,284	100.0%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$26,939	8.3%	$49,994	13.6%
U.S. Wholesale	52,092	18.6%	60,506	19.7%
International	3,124	3.4%	10,388	9.7%
Corporate expenses(*)	(25,801)	n/a	(18,265)	n/a
Consolidated operating income	$56,354	8.1%	$102,623	13.1%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

(dollars in millions)	Fiscal quarter ended April 1, 2023
Charges:	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(*)	$(0.8)	$(0.5)	$(0.1)
(*)Relates to gains for organizational restructuring and related corporate office lease amendment actions. Additionally, the first fiscal quarter ended April 1, 2023 includes a corporate charge of $2.4 million related to organizational restructuring and related corporate office lease amendment actions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, the factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: the continuing effects of the novel coronavirus (COVID-19) pandemic; macroeconomic factors, including inflationary pressures; the impact of supply chain delays; financial difficulties for one or more of our major customers; an overall decrease in consumer spending; our products not being accepted in the marketplace; increased competition in the market place; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores during the fiscal year; and other risks detailed in the Company’s periodic reports as filed in accordance with the Securities Exchange Act of 1934, as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
amended. The Company does not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Launched in 2021, the Little Planet brand focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under GOTS, a global textile processing standard for organic fibers. This brand includes a wide assortment of baby and toddler apparel, accessories, and sleepwear.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of April 1, 2023, our channels included 996 company-owned retail store, approximately 19,350 wholesale locations, and eCommerce sites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2022 fiscal year ended December 31, 2022.
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
Gross Profit and Gross Margin
Gross profit is calculated as consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in Selling, general, and administrative (“SG&A”) expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Recent Developments
Macroeconomic Factors, Consumer Demand, and Inventories
Macroeconomic factors, including inflationary pressures, increased interest rates, the lapping of government stimulus, increased credit card debt, and increased risks of a recession continued to create a complex and challenging environment for our business in the first quarter of fiscal 2023. We believe these macroeconomic factors have resulted in lower consumer sentiment and negatively impacted demand for our products and will likely continue to negatively impact demand in the remainder of fiscal 2023.
Compared to the end of the first quarter of fiscal 2022, our inventories decreased $65.8 million, or 9.7%, to $613.9 million, primarily due to decreased in-transit inventory, partially offset by longer holding periods for inventory to be sold in future periods, and increased product costs. Inventory held to be sold in future periods, or “pack and hold” inventory, increased $53.4 million, or 142.4% to $90.9 million. Inventory levels are elevated throughout much of the retail industry, resulting in an increase in promotional activity as companies sell off their excess inventories. We have taken action to align inventory with planned demand, including selectively utilizing a pack and hold strategy to sell through inventory profitably in later periods, and continuing to use our own retail channels to sell through excess inventory profitably. As a result, inventory levels during fiscal 2023 are expected to be lower than those in fiscal 2022.
Inflationary Pressures
In fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products rapidly increased. These inflationary pressures on input costs may persist for the remainder of fiscal 2023. We have offset some of these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, leveraging a mix of longer-term shipping container contracts and spot market purchases, and reductions in discretionary spending. However, our pricing actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Organizational Restructuring and Corporate Office Lease Amendment
During the first quarter of fiscal 2023, we initiated several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies. In conjunction with these plans, we incurred approximately $2.9 million in costs in the first quarter of fiscal 2023. These costs primarily related to severance and other termination benefits expected to be paid out by the end of the year included in Other current liabilities in the accompanying unaudited consolidated balance sheet.
Additionally, we executed an amendment to the lease of our corporate headquarters in Atlanta, Georgia which resulted in returning three floors to the landlord and extending the lease to 2035. As a result of the reduction in leased office space, we recorded a net gain of $1.8 million related to the partial termination of the lease.
First Fiscal Quarter 2023 Highlights
Our sales and profitability in the first quarter of fiscal 2023 declined compared to the first quarter of fiscal 2022. We believe this reflects the significant ongoing and negative impact of high inflation on consumer demand for our products and reduced spending more broadly around the retail industry. Demand from our wholesale customers was lower in the first quarter of fiscal 2023 reflecting the same pressure on consumer demand in their own businesses and a more cautious approach regarding inventory commitments.
High inflation also continued to negatively weigh on aspects of our cost structure in the first quarter of fiscal 2023. Despite these challenges, we were able to increase our average selling prices per unit mid-single digits, manage our variable expenses, increase our store count, reduce debt, and return capital to our shareholders.
Unless otherwise stated, comparisons are to the first quarter of fiscal 2022:
•Consolidated net sales decreased $85.4 million, or 10.9%, to $695.9 million, primarily due to macroeconomic factors, including inflationary pressures, driving lower consumer demand.
◦Although consolidated net sales were lower in the period, we continue to experience increased growth in our exclusive Carter’s brands, in our Little Planet brand, and in Mexico. We have meaningful growth planned for the Little Planet brand as we expand product assortment and distribution. Our Mexican retail stores continue to deliver growth and reinforce plans for further expansion in Mexico.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•Despite our elevated inventory positions, increased pressure on pricing from our competitors, and increased product costs, gross margin remained strong at 44.5% due to improved price realization.
•Along with growth in our exclusive Carter’s brands, we believe that our growth in years ahead will be driven by new store openings. Given our progress with improved price realization, more attractive store opening opportunities in the United States are now available to us. During the first quarter of fiscal 2023, we opened 7 stores and closed 4 stores in the United States. We are projecting approximately 46 store openings and 7 store closures in the remainder fiscal 2023.
•Net cash provided by operating activities increased $206.0 million, primarily due to the timing of working capital payments, selling through our existing inventory, and a lower annual payout of our performance-based compensation.
•As a result of our strong financial position and available liquidity, we returned $38.1 million to our shareholders, comprised of $9.6 million in share repurchases and $28.5 million in cash dividends.
RESULTS OF OPERATIONS
FIRST FISCAL QUARTER ENDED APRIL 1, 2023 COMPARED TO FIRST FISCAL QUARTER ENDED APRIL 2, 2022
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	April 1, 2023	April 2, 2022	$ Change	% / bps Change
Net sales	$695,880	$781,284	$(85,404)	(10.9)%
Cost of goods sold	386,413	426,242	(39,829)	(9.3)%
Gross profit	309,467	355,042	(45,575)	(12.8)%
Gross profit as % of net sales	44.5%	45.4%		(90) bps
Royalty income, net	6,519	7,474	(955)	(12.8)%
Royalty income as % of net sales	0.9%	1.0%		(10) bps
Selling, general, and administrative expenses	259,632	259,893	(261)	(0.1)%
SG&A expenses as % of net sales	37.3%	33.3%		400 bps
Operating income	56,354	102,623	(46,269)	(45.1)%
Operating income as % of net sales	8.1%	13.1%		(500) bps
Interest expense	9,644	15,132	(5,488)	(36.3)%
Interest income	(700)	(338)	(362)	107.1%
Other income, net	(258)	(512)	254	(49.6)%
Income before income taxes	47,668	88,341	(40,673)	(46.0)%
Income tax provision	11,672	20,408	(8,736)	(42.8)%
Effective tax rate(*)	24.5%	23.1%		140 bps
Net income	$35,996	$67,933	$(31,937)	(47.0)%

Basic net income per common share	$0.95	$1.66	$(0.71)	(42.8)%
Diluted net income per common share	$0.95	$1.66	$(0.71)	(42.8)%
Dividend declared and paid per common share	$0.75	$0.75	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Net Sales
Consolidated net sales decreased $85.4 million, or 10.9%, to $695.9 million. The decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, driving lower consumer demand. These decreases were partially offset by increased average selling prices per unit due to improved price realization. Promotional activity was relatively consistent period over period. Average selling prices per unit increased mid-single digits and units sold decreased mid-teens. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross Profit and Gross Margin
Our consolidated gross profit decreased $45.6 million, or 12.8%, to $309.5 million and consolidated gross margin decreased 90 bps to 44.5%. The decrease in consolidated gross profit and gross margin was primarily driven by decreased net sales, increased average cost per unit sold, and changes in customer mix. While improved pricing primarily covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing high-single digits. We expect these increased product costs to continue in fiscal 2023 due to inflationary pressures, however, we expect inbound transportation rates to decrease in the second half of fiscal 2023 and into fiscal 2024. These factors were partially offset by the increased average selling prices per unit mentioned above and decreased air freight costs.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $0.3 million, or 0.1%, to $259.6 million and increased as a percentage of consolidated net sales by approximately 400 bps to 37.3%. This increase in the SG&A rate was primarily driven by fixed cost deleverage on decreased sales and organizational restructuring charges, partially offset by a decrease in performance-based compensation expense and a gain on the partial termination of a corporate office lease.
Operating Income
Consolidated operating income decreased $46.3 million, or 45.1%, to $56.4 million and consolidated operating margin decreased 500 bps to 8.1%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $5.5 million, or 36.3%, to $9.6 million. Weighted-average borrowings for the first quarter of fiscal 2023 were $613.8 million at an effective interest rate of 6.18%, compared to weighted-average borrowings for the first quarter of fiscal 2022 of $1.00 billion at an effective interest rate of 6.00%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022, partially offset by increased borrowings under our secured revolving credit facility. The increase in the effective interest rate was primarily due to increased interest rates on our secured revolving credit facility, reflecting the broader rise in market interest rates.
Income Taxes
Our consolidated income tax provision decreased $8.7 million, or 42.8%, to $11.7 million and the effective tax rate increased 140 bps to 24.5%. The increased effective tax rate primarily relates to a higher proportion of income generated in the United States, which is a higher tax jurisdiction relative to our international operations.
Net Income
Consolidated net income decreased $31.9 million, or 47.0%, to $36.0 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Quarter of Fiscal 2023 compared to First Quarter of Fiscal 2022
The following table summarizes net sales and operating income, by segment, for the first quarter of fiscal 2023 and the first quarter of fiscal 2022:

	Fiscal quarter ended
(dollars in thousands)	April 1, 2023	% of consolidated net sales	April 2, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$323,721	46.5%	$366,358	46.9%	$(42,637)	(11.6)%
U.S. Wholesale	279,990	40.3%	307,301	39.3%	(27,311)	(8.9)%
International	92,169	13.2%	107,625	13.8%	(15,456)	(14.4)%
Consolidated net sales	$695,880	100.0%	$781,284	100.0%	$(85,404)	(10.9)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$26,939	8.3%	$49,994	13.6%	$(23,055)	(46.1)%
U.S. Wholesale	52,092	18.6%	60,506	19.7%	(8,414)	(13.9)%
International	3,124	3.4%	10,388	9.7%	(7,264)	(69.9)%
Unallocated corporate expenses	(25,801)	n/a	(18,265)	n/a	(7,536)	(41.3)%
Consolidated operating income	$56,354	8.1%	$102,623	13.1%	$(46,269)	(45.1)%
Comparable Sales Metrics
We present comparable sales metrics because we consider them an important supplemental measure of our U.S. Retail and International performance, and the Company uses such information to assess the performance of the U.S. Retail and International segments. Additionally, we believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of our business.
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
U.S. Retail
U.S. Retail segment net sales decreased $42.6 million, or 11.6%, to $323.7 million. The decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, driving lower consumer demand. This decreased demand resulted in lower traffic and decreased units per transaction in our eCommerce channels and in our retail stores. Units sold decreased mid-teens, while average selling prices per unit increased mid-single digits due to improved price realization, partially offset by an increased mix of clearance sales.
Comparable net sales, including retail store and eCommerce, decreased 12.9% primarily driven by the factors mentioned above. As of April 1, 2023, we operated 760 retail stores in the U.S. compared to 757 as of December 31, 2022, and 740 as of April 2, 2022.
U.S. Retail segment operating income decreased $23.1 million, or 46.1%, to $26.9 million and operating margin decreased 530 bps to 8.3%. The primary drivers of the decrease in operating margin were a 110 bps decrease in gross margin and a 400 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased product costs, increased fabric purchase commitment charges, and an increased mix of clearance sales, partially offset by increased average selling prices per unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
While improved pricing primarily covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing mid-single digits. The increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, partially offset by decreased marketing expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $27.3 million, or 8.9%, to $280.0 million. The decrease was primarily driven by macroeconomic factors, including inflationary pressures, driving lower consumer replenishment demand. Units sold decreased mid-teens, while average selling prices per unit increased mid-single digits.
U.S. Wholesale segment operating income decreased $8.4 million, or 13.9%, to $52.1 million and operating margin decreased 110 bps to 18.6%. The primary drivers of the decrease in operating margin were a 40 bps decrease in gross margin and a 80 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased average cost per unit sold and changes in customer mix, partially offset by increased average selling prices per unit and decreased air freights costs. While improved pricing primarily covered increases to product input costs, increases to transportation and other costs resulted in average cost per unit sold increasing high-single digits. The increase in the SG&A rate was primarily driven by fixed cost deleverage on decreased sales and the nonrecurrence of a benefit in bad debt expense in the first quarter of fiscal 2022.
International
International segment net sales decreased $15.5 million, or 14.4%, to $92.2 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $2.2 million unfavorable effect on International segment net sales. The decrease in net sales was primarily driven by decreased net sales in Canada, unfavorable timing of shipments to our international partners, and a strengthening of the U.S. Dollar against other foreign currencies. These decreases were partially offset by growth in sales in our Mexico retail stores and increased average selling prices per unit. Units sold decreased high teens, while average selling prices per unit increased mid-single digits.
Canadian comparable net sales, including retail store and eCommerce, decreased 5.6% primarily driven by decreased traffic in our eCommerce channel and retail stores. As of April 1, 2023, we operated 187 and 49 retail stores in Canada and Mexico, respectively. As of December 31, 2022, we operated 187 and 49 retail stores in Canada and Mexico, respectively. As of April 2, 2022, we operated 185 and 44 retail stores in Canada and Mexico, respectively.
International segment operating income decreased $7.3 million, or 69.9%, to $3.1 million and operating margin decreased 630 bps to 3.4%. The decrease in the operating margin was primarily attributable to a 60 bps decrease in gross margin and a 580 bps increase in the SG&A rate. The decrease in gross margin was primarily due to increased fabric purchase commitment charges. Improved pricing covered increases in average cost per unit sold, which increased mid-single digits. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales and rent expense for new stores in Mexico that have not yet opened.
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
Unallocated corporate expenses increased $7.5 million, or 41.3%, to $25.8 million, and unallocated corporate expenses, as a percentage of consolidated net sales, increased 140 bps to 3.7%. The increase as a percentage of consolidated net sales was primarily due to fixed cost deleverage on decreased sales, partially offset by a gain on the partial termination of a corporate office lease.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
We have provided non-GAAP adjusted operating income, income taxes, net income, and diluted net income per common share measures, which exclude certain items presented below. We believe that this information provides a meaningful comparison of our results and affords investors a view of what management considers to be our core performance. These measures are not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measures are operating income, income tax provision, net income, and diluted net income per common share, respectively. Adjusted operating income, income taxes, net income, and diluted net income per common share should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate adjusted operating income, income taxes, net income, and diluted net income per common share differently than

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
we do, limiting the usefulness of the measure for comparisons with other companies.

	Fiscal quarter ended
	April 1, 2023					April 2, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$56.4	8.1%	$11.7	$36.0	$0.95	$102.6	13.1%	$20.4	$67.9	$1.66
Organizational restructuring(*)	1.2		0.3	0.9	0.03	—		—	—	—
As adjusted	$57.5	8.3%	$12.0	$36.9	$0.98	$102.6	13.1%	$20.4	$67.9	$1.66
(*)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
Note: Results may not be additive due to rounding.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital, capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity will fund our project requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in “Forward-Looking Statements” section of this Form 10-Q, including, but not limited to, our risk factors discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Recent Developments” in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K, we expect inflationary pressures and declining consumer sentiment to continue and to adversely impact our financial results in fiscal 2023. We cannot predict the timing and amount of such impact.
As of April 1, 2023, we had approximately $157.7 million of cash and cash equivalents held at major financial institutions, including approximately $51.3 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at April 1, 2023 were $223.9 million compared to $265.7 million at April 2, 2022 and $198.6 million at December 31, 2022. The overall decrease of $41.8 million, or 15.7%, at April 1, 2023, compared to April 2, 2022 primarily reflects decreased net sales and the timing of wholesale customer shipments and associated payments. Due to the seasonal nature of our operations, the net accounts receivable balance at April 1, 2023, is not comparable to the net accounts receivable balance at December 31, 2022.
Inventories at April 1, 2023 were $613.9 million compared to $679.7 million at April 2, 2022 and $744.6 million at December 31, 2022. The decrease of $65.8 million, or 9.7%, at April 1, 2023, compared to April 2, 2022, was primarily due to decreased in-transit inventory, partially offset by longer holding periods for inventory to be sold in future periods and increased product costs. Due to the seasonal nature of our operations, the inventories balance at April 1, 2023, is not comparable to the inventories balance at December 31, 2022.
Accounts payable at April 1, 2023 were $180.2 million compared to $284.0 million at April 2, 2022 and $264.1 million at December 31, 2022. The decrease of $103.8 million, or 36.5%, at April 1, 2023 compared to April 2, 2022 was primarily due to the timing of working capital payments. Due to the seasonal nature of our operations, the accounts payable balance at April 1, 2023 is not comparable to the accounts payable balance at December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Current portion of long-term debt, net of $495.7 million at April 2, 2022 relates to the irrevocable commitment to redeem the $500 million in aggregate principal amount of 5.500% senior notes due May 2025. These senior notes were subsequently redeemed on April 4, 2022.
Cash Flow
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the first quarter of fiscal 2023 was $42.2 million compared to net cash used in operating activities of $163.8 million in the first quarter of fiscal 2022. Our cash flow provided by operating activities is driven by net income and changes in our net working capital. The change in net cash provided by operating activities was primarily due to favorable changes in working capital, including the reductions in inventories, and lower payments of performance-based compensation, partially offset by decreased net income.
Net Cash Used in Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2023 was $13.8 million compared to $7.7 million in the first quarter of fiscal 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures. Capital expenditures in the first quarter of fiscal 2023 primarily included $8.7 million for omni-channel and our U.S. and international retail store openings and remodels, $2.8 million for information technology, and $2.0 million for our distribution facilities.
We plan to invest approximately $75.0 million in capital expenditures in fiscal 2023, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $82.8 million in the first quarter of fiscal 2023 compared to $111.5 million in the first quarter of fiscal 2022. This change in cash flow from financing activities was primarily due to decreased common stock share repurchases, partially offset by payments on our secured revolving credit facility.
Secured Revolving Credit Facility
As of April 1, 2023, we had $80.0 million outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of April 1, 2023, there was approximately $765.6 million available for future borrowing. On April 19, 2023, we paid $60.0 million on our secured revolving credit facility. As of April 28, 2023, outstanding borrowings under our secured revolving credit facility were $20.0 million. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of April 1, 2023, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term SOFR rate loans and 0.125% for base rate loans.
As of April 1, 2023, we were in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of April 1, 2023, the Company had outstanding $500.0 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and scheduled to mature on March 15, 2027. On our consolidated balance sheets, the $500.0 million of outstanding senior notes as of April 1, 2023 is reported net of $3.2 million of unamortized issuance-related debt costs.
Share Repurchases
In the first quarter of fiscal 2023, we repurchased and retired 135,873 shares in open market transactions for approximately $9.6 million, at an average price of $70.55 per share. In the first quarter of fiscal 2022, we repurchased and retired 793,008 shares in open market transactions for approximately $74.5 million at an average price of $93.94 per share.
The total remaining capacity under outstanding repurchase authorizations as of April 1, 2023, was approximately $739.9 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.

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
Dividends
In the first quarter of both fiscal 2023 and fiscal 2022, the Board of Directors declared and the Company paid quarterly cash dividends of $0.75 per common share.
Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 6, Long-term Debt, to the consolidated financial statements.
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2022 fiscal year ended December 31, 2022. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022, had a $2.2 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of April 1, 2023, there were $80.0 million variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would result in additional interest expense of $0.8 million over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 1, 2023.
Changes in Internal Control over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended April 1, 2023, that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended April 1, 2023.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2022 fiscal year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(4)
January 1, 2023 through January 28, 2023	—	$—	—	$749,526,315

January 29, 2023 through February 25, 2023	61,423	$77.75	—	$749,526,315

February 26, 2023 through April 1, 2023	135,873	$70.55	135,873	$739,939,907

Total	197,296		135,873
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 61,423 shares surrendered between January 29, 2023 and February 25, 2023.
(2)The average price paid per share excludes excise tax on share repurchases.
(3)Share purchases during the first quarter of fiscal 2023 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(4)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-Laws of Carter’s, Inc. (incorporated by reference to Exhibit 3.2 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
10.1 *	Form of Restricted Stock Award Agreement (for 2023 awards).
10.2 *	Form of Performance-Based Stock Award Agreement (for 2023 awards).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. 104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

April 28, 2023	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 28, 2023	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)