Form 10-Q
period 2023-07-01
CARTERS INC
filed 2023-07-28
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of July 21, 2023, there were 37,258,307 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	July 1, 2023	December 31, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$174,503	$211,748	$231,339
Accounts receivable, net of allowance for credit losses of $3,849, $7,189, and $5,758, respectively	132,679	198,587	183,920
Finished goods inventories, net of inventory reserves of $17,847, $19,268, and $18,057, respectively	681,573	744,573	858,258
Prepaid expenses and other current assets(*)	56,616	33,812	68,245
Total current assets	1,045,371	1,188,720	1,341,762
Property, plant, and equipment, net of accumulated depreciation of $592,310, $569,528, and $548,013, respectively	178,100	189,822	186,778
Operating lease assets	499,689	492,335	449,350
Tradenames, net	298,274	298,393	307,518
Goodwill	210,517	209,333	211,247
Customer relationships, net	28,995	30,564	32,248
Other assets	27,525	30,548	31,747
Total assets	$2,288,471	$2,439,715	$2,560,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,333	$264,078	$408,006
Current operating lease liabilities(*)	137,473	142,432	129,744
Other current liabilities	98,730	122,439	96,102
Total current liabilities	517,536	528,949	633,852
Long-term debt, net	496,984	616,624	616,275
Deferred income taxes	45,436	41,235	45,730
Long-term operating lease liabilities	420,805	421,741	400,046
Other long-term liabilities	32,701	34,757	43,881
Total liabilities	$1,513,462	$1,643,306	$1,739,784

Commitments and contingencies - Note 12

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 37,354,464, 37,692,132, and 39,315,094 shares issued and outstanding, respectively	374	377	393
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(24,963)	(34,338)	(32,203)
Retained earnings	799,598	830,370	852,676
Total stockholders’ equity	775,009	796,409	820,866
Total liabilities and stockholders’ equity	$2,288,471	$2,439,715	$2,560,650
(*)Prepaid expenses and other current assets and Current operating lease liabilities as of July 2, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.2 million.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$600,199	$700,695	$1,296,079	$1,481,980
Cost of goods sold	308,303	369,456	694,716	795,699
Gross profit	291,896	331,239	601,363	686,281
Royalty income, net	4,341	5,602	10,860	13,076
Selling, general, and administrative expenses	258,676	261,423	518,308	521,315
Operating income	37,561	75,418	93,915	178,042
Interest expense	8,083	8,652	17,727	23,784
Interest income	(1,005)	(272)	(1,705)	(610)
Other (income) expense, net	(767)	17	(1,025)	(494)
Loss on extinguishment of debt	—	19,940	—	19,940
Income before income taxes	31,250	47,081	78,918	135,422
Income tax provision	7,383	10,111	19,055	30,519
Net income	$23,867	$36,970	$59,863	$104,903

Basic net income per common share	$0.64	$0.93	$1.59	$2.60
Diluted net income per common share	$0.64	$0.93	$1.59	$2.59
Dividend declared and paid per common share	$0.75	$0.75	$1.50	$1.50
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$23,867	$36,970	$59,863	$104,903
Other comprehensive income (loss):
Foreign currency translation adjustments	5,449	(6,088)	9,375	(3,306)
Comprehensive income	$29,316	$30,882	$69,238	$101,597
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	5,100	—	222	—	—	222
Withholdings from vesting of restricted stock	(70,452)	—	(6,623)	—	—	(6,623)
Restricted stock activity	265,412	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,859	—	—	5,859
Repurchase of common stock	(793,008)	(8)	545	—	(75,033)	(74,496)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(30,573)	(30,573)
Comprehensive income	—	—	—	2,782	67,933	70,715
Balance at April 2, 2022	40,555,922	$406	$—	$(26,115)	$940,999	$915,290
Exercise of stock options	1,500	—	89	—	—	89
Withholdings from vesting of restricted stock	(705)	—	(58)	—	—	(58)
Restricted stock activity	30,731	—	—	—	—	—
Stock-based compensation expense	—	—	6,359	—	—	6,359
Repurchase of common stock	(1,272,354)	(13)	(6,390)	—	(95,407)	(101,810)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(29,886)	(29,886)
Comprehensive income	—	—	—	(6,088)	36,970	30,882
Balance at July 2, 2022	39,315,094	$393	$—	$(32,203)	$852,676	$820,866

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	1,400	—	83	—	—	83
Withholdings from vesting of restricted stock	(61,423)	(1)	(4,404)	—	(371)	(4,776)
Restricted stock activity	303,015	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,343	—	—	4,343
Repurchase of common stock	(135,873)	(1)	—	—	(9,585)	(9,586)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,483)	(28,483)
Comprehensive income	—	—	—	3,926	35,996	39,922
Other	—	—	(19)	—	—	(19)
Balance at April 1, 2023	37,799,251	$378	$—	$(30,412)	$827,927	$797,893
Withholdings from vesting of restricted stock	(932)	—	(61)	—	—	(61)
Restricted stock activity	5,626	—	—	—	—	—
Stock-based compensation expense	—	—	6,641	—	—	6,641
Repurchase of common stock	(449,481)	(4)	(6,294)	—	(24,038)	(30,336)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,158)	(28,158)
Comprehensive income	—	—	—	5,449	23,867	29,316
Other	—	—	(286)	—	—	(286)
Balance at July 1, 2023	37,354,464	$374	$—	$(24,963)	$799,598	$775,009
            See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$59,863	$104,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	30,655	29,838
Amortization of intangible assets	1,877	1,865
(Recoveries of) provisions for excess and obsolete inventory, net	(1,581)	3,709
Gain on partial termination of corporate lease	(4,366)	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	2,751	246
Amortization of debt issuance costs	788	1,173
Stock-based compensation expense	10,984	12,218
Unrealized foreign currency exchange gain, net	(429)	(32)
Recoveries of doubtful accounts receivable from customers	(491)	(1,520)
Unrealized (gain) loss on investments	(633)	1,867
Loss on extinguishment of debt	—	19,940
Deferred income taxes expense	4,274	4,762
Other	—	1,019
Effect of changes in operating assets and liabilities:
Accounts receivable	67,425	48,973
Finished goods inventories	70,017	(215,519)
Prepaid expenses and other assets(1)(2)	(21,643)	(19,071)
Accounts payable and other liabilities(1)(2)	(10,249)	(87,966)
Net cash provided by (used in) operating activities	$209,242	$(93,595)

Cash flows from investing activities:
Capital expenditures	$(26,356)	$(16,313)
Net cash used in investing activities	$(26,356)	$(16,313)

Cash flows from financing activities:
Payment of senior notes due 2025	$—	$(500,000)
Premiums paid to extinguish debt	—	(15,678)
Payment of debt issuance costs	—	(2,420)
Borrowings under secured revolving credit facility	—	120,000
Payments on secured revolving credit facility	(120,000)	—
Repurchases of common stock	(39,922)	(176,306)
Dividends paid	(56,641)	(60,460)
Withholdings from vesting of restricted stock	(4,837)	(6,681)
Proceeds from exercises of stock options	83	311
Other	—	(321)
Net cash used in financing activities	$(221,317)	$(641,555)

Net effect of exchange rate changes on cash and cash equivalents	1,186	(1,492)
Net decrease in cash and cash equivalents	$(37,245)	$(752,955)
Cash and cash equivalents, beginning of period	211,748	984,294
Cash and cash equivalents, end of period	$174,503	$231,339
(1)Cash flows for the two fiscal quarters ended July 2, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.2 million.
(2)Operating lease assets obtained in exchange for operating lease liabilities were $80.0 million and $30.8 million for the two fiscal quarters ended July 1, 2023 and two fiscal quarters ended July 2, 2022, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for sale in the Company’s retail stores and on its eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended July 1, 2023 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 30, 2023.
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
We have recast the consolidated statement of operations for the fiscal quarter and two fiscal quarters ended July 2, 2022 to conform to our current presentation of combining Adverse purchase commitments within Cost of goods sold.
Inventories
Our inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Inventories at July 1, 2023 were $681.6 million compared to $858.3 million at July 2, 2022 and $744.6 million at December 31, 2022. The decrease of $176.7 million, or 20.6%, at July 1, 2023 compared to July 2, 2022 is primarily due to decreased in-transit inventory and lower forecasted net sales for fiscal 2023, partially offset by increased product costs. Due to the seasonal nature of our operations, the inventories balance at July 1, 2023 is not comparable to the inventories balance at December 31, 2022.
Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory at July 1, 2023 were consistent to those at July 2, 2022. These adjustments as a percentage of gross inventory have remained relatively stable due to the overall quality and planned use of the inventory. The liability for adverse inventory and fabric purchase commitments decreased from $5.2 million as of July 2, 2022 to $2.9 million as of July 1, 2023, primarily due to the consumption of previously reserved fabric.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supply Chain Financing Program
We facilitate a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables our suppliers to sell their receivables due from the Company to participating financial institutions at their discretion. As of July 1, 2023, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.
The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our condensed consolidated statement balance sheets. Amounts under the SCF program included in Account payable were $23.0 million, $16.5 million, and $23.5 million as of July 1, 2023, December 31, 2022, and July 2, 2022, respectively. Payments made under the SCF program, like payments of other accounts payable, are a reduction to our operating cash flow.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended July 1, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$186,867	$33,209	$220,076
Direct-to-consumer	323,466	—	56,657	380,123
	$323,466	$186,867	$89,866	$600,199

Royalty income, net	$1,432	$1,988	$921	$4,341

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Two fiscal quarters ended July 1, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$466,856	$71,705	$538,561
Direct-to-consumer	647,187	—	110,331	757,518
	$647,187	$466,856	$182,036	$1,296,079

Royalty income, net	$3,510	$5,546	$1,804	$10,860

	Fiscal quarter ended July 2, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$224,016	$37,019	$261,035
Direct-to-consumer	379,097	—	60,563	439,660
	$379,097	$224,016	$97,582	$700,695

Royalty income, net	$1,317	$2,885	$1,400	$5,602

	Two fiscal quarters ended July 2, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$531,317	$87,452	$618,769
Direct-to-consumer	745,455	—	117,756	863,211
	$745,455	$531,317	$205,208	$1,481,980

Royalty income, net	$4,558	$6,315	$2,203	$13,076
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	July 1, 2023	December 31, 2022	July 2, 2022
Trade receivables from wholesale customers, net	$128,421	$195,078	$182,253
Royalties receivable	4,369	5,386	5,203
Other receivables(1)	11,965	14,571	10,671
Total gross receivables	$144,755	$215,035	$198,127
Less: Wholesale accounts receivable reserves(2)(3)	(12,076)	(16,448)	(14,207)
Accounts receivable, net	$132,679	$198,587	$183,920
(1)Includes tax, payroll, gift card and other receivables.
(2)Includes allowance for chargebacks of $8.2 million,$9.3 million, and $8.4 million for the periods ended July 1, 2023, December 31, 2022, and July 2, 2022, respectively.
(3)Includes allowance for credit losses of $3.8 million, $7.2 million, and $5.8 million for the periods ended July 1, 2023, December 31, 2022, and July 2, 2022, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	July 1, 2023	December 31, 2022	July 2, 2022
Contract liabilities - current:
Unredeemed gift cards	$23,987	$23,303	$21,251
Unredeemed customer loyalty rewards	3,575	5,276	4,456
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$28,276	$29,293	$26,421

Contract liabilities - non-current(3)	$1,071	$1,429	$1,786
Total contract liabilities	$29,347	$30,722	$28,207
(1)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.
(2)Included with Other current liabilities on the Company’s condensed consolidated balance sheets.
(3)This amount reflects the non-current portion of the Carter’s credit card upfront bonus and is included within Other long-term liabilities on the Company’s condensed consolidated balance sheets.
NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	July 1, 2023	December 31, 2022	July 2, 2022
Cumulative foreign currency translation adjustments	$(19,451)	$(28,826)	$(24,608)
Pension and post-retirement obligations(*)	(5,512)	(5,512)	(7,595)
Total accumulated other comprehensive loss	$(24,963)	$(34,338)	$(32,203)
(*)Net of income taxes of $1.7 million, $1.7 million, and $2.4 million for the period ended July 1, 2023, December 31, 2022, and July 2, 2022, respectively.
During the first two quarters of both fiscal 2023 and fiscal 2022, no amounts were reclassified from Accumulated other comprehensive loss to the consolidated statement of operations.
NOTE 5 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Number of shares repurchased	449,481	1,272,354	585,354	2,065,362
Aggregate cost of shares repurchased (dollars in thousands)(*)	$30,336	$101,810	$39,922	$176,306
Average price per share(*)	$67.49	$80.02	$68.20	$85.36
(*)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
The total aggregate remaining capacity under outstanding repurchase authorizations as of July 1, 2023 was approximately $709.6 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, we reflected the applicable excise tax to Additional paid-in capital on our condensed consolidated balance sheets as part of the cost basis of the shares repurchased. The corresponding liability for the excise tax payable is recorded in Other current liabilities on our condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first two quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $1.50 for the first two quarters of fiscal 2023). Additionally, in each of the first two quarters of fiscal 2022, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $1.50 for the first two quarters of fiscal 2022). The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the consolidated financial statements.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	July 1, 2023	December 31, 2022	July 2, 2022
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(3,016)	(3,376)	(3,725)
Senior notes, net	$496,984	$496,624	$496,275
Secured revolving credit facility	—	120,000	120,000
Total long-term debt, net	$496,984	$616,624	$616,275
Secured Revolving Credit Facility
As of July 1, 2023, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of July 1, 2023, there was approximately $845.6 million available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets because of the contractual repayment terms under the credit facility.
The Company’s secured revolving credit facility provides for an aggregate credit line of $850 million which includes a $750 million U.S. dollar facility and a $100 million multicurrency facility. The credit facility matures in April 2027. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
As of July 1, 2023, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term Secured Overnight Financing Rate (“SOFR”) loans and 0.125% for base rate loans. As of July 1, 2023, the applicable borrowing rate for the secured revolving credit facility was approximately 6.37%, consisting of an adjusted term SOFR rate plus the applicable margin. As of July 1, 2023, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock options	$—	$12	$—	$178
Restricted stock:
Time-based awards	4,183	4,296	8,545	9,455
Performance-based awards	908	345	889	879
Stock awards	1,550	1,706	1,550	1,706
Total	$6,641	$6,359	$10,984	$12,218
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
NOTE 8 – INCOME TAXES
As of July 1, 2023, the Company had gross unrecognized income tax benefits of approximately $8.9 million, of which $6.3 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at July 1, 2023 is approximately $2.4 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2023 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the second quarter and first two quarters of fiscal 2023 and fiscal 2022. The Company had approximately $1.6 million, $1.5 million, and $2.1 million of interest accrued on uncertain tax positions as of July 1, 2023, December 31, 2022, and July 2, 2022, respectively.
NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $15.7 million, $15.1 million, and $15.7 million at July 1, 2023, December 31, 2022, and July 2, 2022, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.2 million and $0.6 million for the second quarter and the first two quarters of fiscal 2023, respectively. Losses on the investments in marketable securities were $0.9 million and $1.9 million for the second quarter and the first two quarters of fiscal 2022, respectively. These amounts are included in Other (income) expense, net on the Company’s condensed consolidated statement of operations.
Borrowings
As of July 1, 2023, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at July 1, 2023 was approximately $489.8 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

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
In the fourth quarter of fiscal 2022, impairment charges of $5.6 million, $3.0 million, and $0.4 million were recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the indefinite-lived Skip Hop tradename asset as of July 1, 2023 was $6.0 million.
NOTE 10 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	36,824,490	39,344,834	36,964,509	39,807,354
Dilutive effect of equity awards	127	29,153	3,850	48,274
Diluted number of common and common equivalent shares outstanding	36,824,617	39,373,987	36,968,359	39,855,628

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$23,867	$36,970	$59,863	$104,903
Income allocated to participating securities	(426)	(536)	(1,018)	(1,480)
Net income available to common shareholders	$23,441	$36,434	$58,845	$103,423

Basic net income per common share	$0.64	$0.93	$1.59	$2.60

Diluted net income per common share:
Net income	$23,867	$36,970	$59,863	$104,903
Income allocated to participating securities	(426)	(536)	(1,018)	(1,479)
Net income available to common shareholders	$23,441	$36,434	$58,845	$103,424

Diluted net income per common share	$0.64	$0.93	$1.59	$2.59

Anti-dilutive awards excluded from diluted earnings per share computation(*)	565,956	532,432	497,076	288,800
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	July 1, 2023	December 31, 2022	July 2, 2022
Unredeemed gift cards	$23,987	$23,303	$21,251
Accrued employee benefits	12,900	16,356	12,208
Accrued salaries and wages	11,551	11,519	11,644
Accrued taxes	11,467	10,445	8,782
Income taxes payable	973	17,484	5,904
Accrued other	37,852	43,332	36,313
Other current liabilities	$98,730	$122,439	$96,102
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
NOTE 13 – SEGMENT INFORMATION
The table below presents certain information for the Company’s reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 1, 2023	% of consolidated net sales	July 2, 2022	% of consolidated net sales	July 1, 2023	% of consolidated net sales	July 2, 2022	% of consolidated net sales
Net sales:
U.S. Retail	$323,466	53.9%	$379,097	54.1%	$647,187	49.9%	$745,455	50.3%
U.S. Wholesale	186,867	31.1%	224,016	32.0%	466,856	36.0%	531,317	35.9%
International	89,866	15.0%	97,582	13.9%	182,036	14.1%	205,208	13.8%
Consolidated net sales	$600,199	100.0%	$700,695	100.0%	$1,296,079	100.0%	$1,481,980	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$28,211	8.7%	$55,540	14.7%	$55,150	8.5%	$105,534	14.2%
U.S. Wholesale	29,209	15.6%	33,593	15.0%	81,301	17.4%	94,099	17.7%
International	6,690	7.4%	12,163	12.5%	9,814	5.4%	22,551	11.0%
Corporate expenses(*)	(26,549)	n/a	(25,878)	n/a	(52,350)	n/a	(44,142)	n/a
Consolidated operating income	$37,561	6.3%	$75,418	10.8%	$93,915	7.2%	$178,042	12.0%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

(dollars in millions)	Fiscal quarter ended July 1, 2023			Two fiscal quarters ended July 1, 2023
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(*)	$0.2	$0.1	$—	$(0.6)	$(0.4)	$—
(*)Relates to charges (gains) for organizational restructuring and related corporate office lease amendment actions. Additionally, the second fiscal quarter and first two fiscal quarters ended July1, 2023 includes a corporate charge of $0.1 million and $2.5 million, respectively, related to organizational restructuring and related corporate office lease amendment actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, the factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: the continuing effects of the novel coronavirus (COVID-19) pandemic; macroeconomic factors, including inflationary pressures; the impact of supply chain delays; financial difficulties for one or more of our major customers; an overall decrease in consumer spending, including, but not limited to, decreases in consumer spending caused by declining birth rates; our products not being accepted in the marketplace; increased competition in the market place; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor; and our inability to successfully increase prices to offset those increased costs; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores during the fiscal year; and other risks detailed in the Company’s periodic reports as filed in accordance with the Securities Exchange Act of 1934, as amended. The Company does not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Established in 2003, the Skip Hop brand rethinks, reenergizes, and reimagines durable necessities to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired Skip Hop in 2017.
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
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of July 1, 2023, our channels included approximately 1,000 company-owned retail stores, approximately 19,350 wholesale locations, and eCommerce sites in North America, as well as our international wholesale accounts and licensees which operate in over 90 countries.

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
Recent Developments
Macroeconomic Factors, Consumer Demand, and Inventories
Macroeconomic factors, including inflationary pressures, increased interest rates, the lapping of government stimulus, increased credit card debt, decreased savings rates, and increased risks of a recession continued to create a complex and challenging environment for our business in the second quarter of fiscal 2023. We believe these macroeconomic factors have resulted in lower consumer sentiment and negatively impacted demand for our products and will likely continue to negatively impact demand in the remainder of fiscal 2023.
Compared to the end of the second quarter of fiscal 2022, our inventories decreased $176.7 million, or 20.6%, to $681.6 million, primarily due to decreased in-transit inventory and lower forecasted net sales for fiscal 2023, partially offset by increased product costs. Inventory held to be sold in future periods, or “pack and hold” inventory, decreased during the second quarter of fiscal 2023 but remained relatively consistent to the levels at the end of the second quarter of fiscal 2022. Inventory levels are elevated throughout much of the retail industry, resulting in an increase in promotional activity as companies sell off their excess inventories. We have taken action to align inventory with planned demand, including selectively utilizing a pack and hold strategy to sell through inventory profitably in later periods, and selling through excess inventory in our own retail channels and in off-price channels. As a result, inventory levels during fiscal 2023 are expected to be lower than those in fiscal 2022.
Inflationary Pressures
In fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products rapidly increased. We continued to experience inflationary pressures on input costs through the end of the second quarter of fiscal 2023, and we may continue to experience these pressures for the remainder of fiscal 2023. We have offset some of these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, leveraging a mix of longer-term shipping container contracts and spot market purchases, and reductions in discretionary spending. However, our pricing actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Organizational Restructuring and Corporate Office Lease Amendment
During the first quarter of fiscal 2023, we initiated several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies. In conjunction with these plans, we incurred approximately $0.4 million and $3.3 million in costs in the second quarter and the first two quarters of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
fiscal 2023, respectively. These costs primarily related to severance and other termination benefits expected to be paid out by the end of the year and are included in Other current liabilities in the accompanying unaudited condensed consolidated balance sheet.
Additionally, we executed an amendment to the lease of our corporate headquarters in Atlanta, Georgia which resulted in returning three floors to the landlord and extending the lease to 2035. As a result of the reduction in leased office space, we recorded a net gain of $1.8 million related to the partial termination of the lease in the first quarter of fiscal 2023.
Second Fiscal Quarter 2023 Financial Highlights
Our sales and gross profit in the second quarter of fiscal 2023 declined compared to the second quarter of fiscal 2022. We believe this reflects the significant ongoing and negative impact of high inflation on consumer demand for our products and reduced spending more broadly around the retail industry. Demand from our wholesale customers was lower in the second quarter of fiscal 2023 reflecting the same pressure on consumer demand in their own businesses and a more cautious approach regarding inventory commitments.
High inflation also continued to negatively weigh on aspects of our cost structure in the second quarter of fiscal 2023. Despite these challenges, we were able to increase our average selling prices per unit low-single digits, manage our variable expenses, increase our store count, reduce debt, and return capital to our shareholders.
Unless otherwise stated, comparisons are to the second quarter of fiscal 2022:
•Consolidated net sales decreased $100.5 million, or 14.3%, to $600.2 million, primarily due to macroeconomic factors, including inflationary pressures, increased interest rates, and risk of recession, driving lower consumer demand.
•Despite increased pressure on pricing from our competitors and increased product costs, gross margin increased 130 basis points (“bps”) to 48.6% due to decreased fabric purchase commitment charges and inventory provisions, decreased ocean freight rates, and improved price realization.
•We believe that our growth in years ahead will be driven by our exclusive Carter’s brands and by new store openings. Given our progress with improved price realization, more attractive store opening opportunities in the United States continue to be available to us. During the second quarter of fiscal 2023, we opened 10 stores and closed 7 stores in the United States. We are projecting approximately 36 store openings and 1 store closure in the remainder of fiscal 2023.
•As a result of our strong financial position and available liquidity, we repaid the outstanding balance on our secured revolving credit facility in the second quarter of fiscal 2023. Additionally, in the second quarter of fiscal 2023, we returned $58.5 million to our shareholders, comprised of $30.3 million in share repurchases and $28.2 million in cash dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JULY 1, 2023 COMPARED TO SECOND FISCAL QUARTER ENDED JULY 2, 2022
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	July 1, 2023	July 2, 2022	$ Change	% / bps Change
Net sales	$600,199	$700,695	$(100,496)	(14.3)%
Cost of goods sold	308,303	369,456	(61,153)	(16.6)%
Gross profit	291,896	331,239	(39,343)	(11.9)%
Gross profit as % of net sales	48.6%	47.3%		130 bps
Royalty income, net	4,341	5,602	(1,261)	(22.5)%
Royalty income as % of net sales	0.7%	0.8%		(10) bps
Selling, general, and administrative expenses	258,676	261,423	(2,747)	(1.1)%
SG&A expenses as % of net sales	43.1%	37.3%		580 bps
Operating income	37,561	75,418	(37,857)	(50.2)%
Operating income as % of net sales	6.3%	10.8%		(450) bps
Interest expense	8,083	8,652	(569)	(6.6)%
Interest income	(1,005)	(272)	(733)	>100%
Other income, net	(767)	17	(784)	nm
Loss on extinguishment of debt	—	19,940	(19,940)	nm
Income before income taxes	31,250	47,081	(15,831)	(33.6)%
Income tax provision	7,383	10,111	(2,728)	(27.0)%
Effective tax rate(*)	23.6%	21.5%		210 bps
Net income	$23,867	$36,970	$(13,103)	(35.4)%

Basic net income per common share	$0.64	$0.93	$(0.29)	(31.2)%
Diluted net income per common share	$0.64	$0.93	$(0.29)	(31.2)%
Dividend declared and paid per common share	$0.75	$0.75	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Net Sales
Consolidated net sales decreased $100.5 million, or 14.3%, to $600.2 million. This decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, increased interest rates, and risk of recession, driving lower consumer demand. These decreases were partially offset by increased average selling prices per unit due to improved price realization. Average selling prices per unit increased low-single digits and units sold decreased in the high-teens. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $1.2 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $39.3 million, or 11.9%, to $291.9 million and consolidated gross margin increased 130 bps to 48.6%. The decrease in consolidated gross profit was primarily driven by decreased net sales. The increase in gross margin was primarily driven by decreased fabric purchases commitment charges and inventory provisions and increased average selling prices per unit mentioned above. These factors were partially offset by increased average cost per unit sold and changes in customer and channel mix. Average cost per unit sold increased mid-single digits, reflecting increases to product input costs partially offset by decreased ocean freight rates. We expect inbound transportation rates, including ocean freight rates, to decrease in the second half of fiscal 2023 and into fiscal 2024.
Royalty Income
Consolidated royalty income decreased $1.3 million, or 22.5%, to $4.3 million, primarily driven by decreased wholesale customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $2.7 million, or 1.1%, to $258.7 million and increased as a percentage of consolidated net sales by approximately 580 bps to 43.1%. This increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, increased consulting and professional fees, and increased performance-based compensation expense.
Operating Income
Consolidated operating income decreased $37.9 million, or 50.2%, to $37.6 million and decreased as a percentage of net sales by approximately 450 bps to 6.3%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $0.6 million, or 6.6%, to $8.1 million. Weighted-average borrowings for the second quarter of fiscal 2023 were $521.5 million at an effective interest rate of 6.20%, compared to weighted-average borrowings for the second quarter of fiscal 2022 of $567.3 million at an effective interest rate of 5.99%.
The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility for the period. The increase in the effective interest rate was primarily due to increased interest rates on our secured revolving credit facility, reflecting the broader rise in market interest rates.
Loss on Extinguishment of Debt
During the second quarter of fiscal 2022, loss on extinguishment of debt was $19.9 million due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025.
Income Taxes
Our consolidated income tax provision decreased $2.7 million, or 27.0%, to $7.4 million and the effective tax rate increased 210 bps to 23.6%. The increased effective tax rate primarily relates to a higher proportion of income generated in the United States, which is a higher tax jurisdiction relative to our international operations.
Net Income
Our consolidated net income decreased $13.1 million, or 35.4%, to $23.9 million, primarily due to the factors previously discussed.
Results by Segment - Second Quarter of Fiscal 2023 compared to Second Quarter of Fiscal 2022
The following table summarizes net sales and operating income, by segment, for the second quarter of fiscal 2023 and the second quarter of fiscal 2022:

	Fiscal quarter ended
(dollars in thousands)	July 1, 2023	% of consolidated net sales	July 2, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$323,466	53.9%	$379,097	54.1%	$(55,631)	(14.7)%
U.S. Wholesale	186,867	31.1%	224,016	32.0%	(37,149)	(16.6)%
International	89,866	15.0%	97,582	13.9%	(7,716)	(7.9)%
Consolidated net sales	$600,199	100.0%	$700,695	100.0%	$(100,496)	(14.3)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$28,211	8.7%	$55,540	14.7%	$(27,329)	(49.2)%
U.S. Wholesale	29,209	15.6%	33,593	15.0%	(4,384)	(13.1)%
International	6,690	7.4%	12,163	12.5%	(5,473)	(45.0)%
Unallocated corporate expenses	(26,549)	n/a	(25,878)	n/a	(671)	2.6%
Consolidated operating income	$37,561	6.3%	$75,418	10.8%	$(37,857)	(50.2)%

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
U.S. Retail
U.S. Retail segment net sales decreased $55.6 million, or 14.7%, to $323.5 million. The decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, increased interest rates, and risk of recession, driving lower consumer demand. This decreased demand resulted in lower traffic and decreased units per transaction in our eCommerce channels and in our retail stores. Units sold decreased approximately 20%, while average selling prices per unit increased mid-single digits due to improved price realization, partially offset by an increased mix of clearance sales.
Comparable net sales, including retail store and eCommerce, decreased 15.9% primarily driven by the factors mentioned above. As of July 1, 2023, we operated 763 retail stores in the U.S. compared to 757 as of December 31, 2022, and 738 as of July 2, 2022.
U.S. Retail segment operating income decreased $27.3 million, or 49.2%, to $28.2 million, primarily due to a decrease in gross profit of $31.4 million, partially offset by a decrease in SG&A expenses of $4.0 million. Operating margin decreased 600 bps to 8.7%. The primary drivers of the decrease in operating margin were a 670 bps increase in SG&A rate, partially offset by a 70 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit mentioned above and decreased fabric purchase commitment charges, partially offset by increased product costs and an increased mix of clearance sales. Average cost per unit sold increased high-single digits, reflecting increases to product input costs partially offset by decreased ocean freight rates. The increase in SG&A rate was primarily driven by fixed cost deleverage on decreased net sales and increased performance-based compensation expense, partially offset by decreased marketing expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $37.1 million, or 16.6%, to $186.9 million. The decrease was primarily driven by macroeconomic factors, including inflationary pressures, increased interest rates, and risk of recession, as well as planned inventory reductions by our wholesale customers, driving lower consumer replenishment demand. Units sold decreased mid-teens, while average selling prices per unit was relatively consistent period over period.
U.S. Wholesale segment operating income decreased $4.4 million, or 13.1%, to $29.2 million, primarily due to a decrease in gross profit of $5.9 million, partially offset by a decrease in SG&A expenses of $2.4 million. Operating margin increased 60 bps to 15.6%. The primary drivers of the increase in operating margin were a 190 bps increase in gross margin, partially offset by a 100 bps increase in SG&A rate. The increase in gross margin was primarily due to decreased fabric purchase commitment charges and inventory provisions, partially offset by a change in customer mix. Average cost per unit sold was relatively consistent period over period as increased product costs were primarily offset by decreased ocean freight rates. The increase in the SG&A rate was primarily driven by fixed cost deleverage on decreased sales and increased performance-based compensation expense, partially offset by decreased bad debt expense.
International
International segment net sales decreased $7.7 million, or 7.9%, to $89.9 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $1.2 million unfavorable effect on International segment net sales. The decrease in net sales was primarily driven by decreased net sales in Canada and decreased demand from our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
international partners, partially offset by growth in sales in our Mexico retail stores and increased average selling prices per unit. Units sold decreased low-teens, while average selling prices per unit increased mid-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 7.1% primarily driven by decreased traffic in our retail stores and eCommerce channel. As of July 1, 2023, we operated 186 stores and 50 stores in Canada and Mexico, respectively. As of December 31, 2022, we operated 187 and 49 stores in Canada and Mexico, respectively. As of July 2, 2022, we operated 185 and 43 stores in Canada and Mexico, respectively.
International segment operating income decreased $5.5 million, or 45.0%, to $6.7 million, primarily due to a decrease in gross profit of $2.0 million and an increase in SG&A expenses of $3.0 million. Operating margin decreased 510 bps to 7.4%. The primary drivers of the decrease in operating margin were a 640 bps increase in the SG&A rate, partially offset by a 170 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit and decreased fabric purchase commitment charges and inventory provisions, partially offset by increased average cost per unit sold. Average cost per unit sold increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales, increased investments in our Mexican retail stores and technology, and increased performance-based compensation expense.
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
Unallocated corporate expenses increased $0.7 million, or 2.6%, to $26.5 million and unallocated corporate expenses, as a percentage of consolidated net sales, increased 70 bps to 4.4%. The increase as a percentage of consolidated net sales was primarily due to fixed cost deleverage on decreased sales, increased consulting and professional fees, and increased performance-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
TWO FISCAL QUARTERS ENDED JULY 1, 2023 COMPARED TO TWO FISCAL QUARTERS ENDED JULY 2, 2022
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	July 1, 2023	July 2, 2022	$ Change	% / bps Change
Net sales	$1,296,079	$1,481,980	$(185,901)	(12.5)%
Cost of goods sold	694,716	795,699	(100,983)	(12.7)%
Gross profit	601,363	686,281	(84,918)	(12.4)%
Gross profit as % of net sales	46.4%	46.3%		10 bps
Royalty income, net	10,860	13,076	(2,216)	(16.9)%
Royalty income, net as % of net sales	0.8%	0.9%		(10) bps
Selling, general, and administrative expenses	518,308	521,315	(3,007)	(0.6)%
SG&A expenses as % of net sales	40.0%	35.2%		480 bps
Operating income	93,915	178,042	(84,127)	(47.3)%
Operating income as % of net sales	7.2%	12.0%		(480) bps
Interest expense	17,727	23,784	(6,057)	(25.5)%
Interest income	(1,705)	(610)	(1,095)	>100%
Other income, net	(1,025)	(494)	(531)	>100%
Loss on extinguishment of debt	—	19,940	(19,940)	nm
Income before income taxes	78,918	135,422	(56,504)	(41.7)%
Income tax provision	19,055	30,519	(11,464)	(37.6)%
Effective tax rate(*)	24.1%	22.5%		160 bps
Net income	$59,863	$104,903	$(45,040)	(42.9)%

Basic net income per common share	$1.59	$2.60	$(1.01)	(38.8)%
Diluted net income per common share	$1.59	$2.59	$(1.00)	(38.6)%
Dividend declared and paid per common share	$1.50	$1.50	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Net Sales
Consolidated net sales decreased $185.9 million, or 12.5%, to $1.30 billion. This decrease in net sales was primarily driven by macroeconomic factors driving lower consumer demand. These decreases were partially offset by increased average selling prices per unit due to improved price realization. Average selling prices per unit increased mid-single digits and units sold decreased mid-teens. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $3.3 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $84.9 million, or 12.4%, to $601.4 million and consolidated gross margin increased 10 bps to 46.4%. The decrease in consolidated gross profit was primarily driven by decreased net sales. The increase in gross margin was primarily driven by increased average selling prices per unit mentioned above, decreased fabric purchase commitment charges and inventory provisions, and decreased air freight costs. These factors were partially offset by increased average cost per unit sold, and changes in customer and channel mix. Average cost per unit sold increased mid-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates.
Royalty Income
Consolidated royalty income decreased $2.2 million, or 16.9%, to $10.9 million, primarily driven by decreased wholesale customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $3.0 million, or 0.6%, to $518.3 million and increased as a percentage of consolidated net sales by approximately 480 bps to 40.0%. This increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, organizational restructuring charges, increased consulting and professional fees, and increased performance-based compensation expense, partially offset by decreased marketing expense and a gain on the partial termination of a corporate office lease.
Operating Income
Consolidated operating income decreased $84.1 million, or 47.3%, to $93.9 million and decreased as a percentage of net sales by approximately 480 bps to 7.2% primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $6.1 million, or 25.5%, to $17.7 million. Weighted-average borrowings for the first two quarters of fiscal 2023 were $567.7 million at an effective interest rate of 6.19%, compared to weighted-average borrowings for the first two quarters of fiscal 2022 of $783.6 million at an effective interest rate of 5.99%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022, partially offset by increased borrowings under our secured revolving credit facility for the period. In the second quarter of fiscal 2023, we repaid the outstanding borrowings under our secured revolving credit facility. The increase in the effective interest rate was primarily due to increased interest rates on our secured revolving credit facility, reflecting the broader rise in market interest rates.
Income Taxes
Our consolidated income tax provision decreased $11.5 million, or 37.6%, to $19.1 million and the effective tax rate increased 160 bps to 24.1%. The increased effective tax rate primarily relates to a higher proportion of income generated in the United States, which is a higher tax jurisdiction relative to our international operations.
Net Income
Our consolidated net income decreased $45.0 million, or 42.9%, to $59.9 million, primarily due to the factors previously discussed and the nonrecurrence of a loss on extinguishment of debt of $19.9 million that occurred in the second quarter of fiscal 2022.
Results by Segment - First Two Quarters of Fiscal 2023 compared to First Two Quarters of Fiscal 2022
The following table summarizes net sales and operating income, by segment, for the first two quarters of fiscal 2023 and fiscal 2022:

	Two fiscal quarters ended
(dollars in thousands)	July 1, 2023	% of consolidated net sales	July 2, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$647,187	49.9%	$745,455	50.3%	$(98,268)	(13.2)%
U.S. Wholesale	466,856	36.0%	531,317	35.9%	(64,461)	(12.1)%
International	182,036	14.1%	205,208	13.8%	(23,172)	(11.3)%
Consolidated net sales	$1,296,079	100.0%	$1,481,980	100.0%	$(185,901)	(12.5)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$55,150	8.5%	$105,534	14.2%	$(50,384)	(47.7)%
U.S. Wholesale	81,301	17.4%	94,099	17.7%	(12,798)	(13.6)%
International	9,814	5.4%	22,551	11.0%	(12,737)	(56.5)%
Unallocated corporate expenses	(52,350)	n/a	(44,142)	n/a	(8,208)	18.6%
Consolidated operating income	$93,915	7.2%	$178,042	12.0%	$(84,127)	(47.3)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Retail
U.S. Retail segment net sales decreased $98.3 million, or 13.2%, to $647.2 million. The decrease in net sales was primarily driven by macroeconomic factors driving lower consumer demand. This decreased demand resulted in lower traffic and decreased units per transaction in our eCommerce channels and in our retail stores. Units sold decreased high-teens, while average selling prices per unit increased mid-single digits due to improved price realization, partially offset by an increased mix of clearance sales. Comparable net sales, including retail store and eCommerce, decreased 14.4% primarily driven by the factors mentioned above.
U.S. Retail segment operating income decreased $50.4 million, or 47.7%, to $55.2 million, primarily due to a decrease in gross profit of $61.1 million, partially offset by a decrease in SG&A expenses of $11.8 million. Operating margin decreased 570 bps to 8.5% primarily due to a 30 bps decrease in gross margin and a 540 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased product costs and an increased mix of clearance sales, partially offset by increased average selling prices per unit and decreased fabric purchase commitment charges. Average cost per unit sold increased mid-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was primarily driven by fixed cost deleverage on decreased net sales, partially offset by decreased marketing expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $64.5 million, or 12.1%, to $466.9 million. The decrease was primarily driven by macroeconomic factors and planned inventory reductions by our wholesale customers driving lower consumer replenishment demand. Units sold decreased mid-teens, while average selling prices per unit increased low-single digits.
U.S. Wholesale segment operating income decreased $12.8 million, or 13.6%, to $81.3 million, primarily due to a decrease in gross profit of $14.6 million, partially offset by a decrease in SG&A expenses of $2.6 million. Operating margin decreased 30 bps to 17.4%. The primary drivers of the decrease in operating margin were a 90 bps increase in SG&A rate, partially offset by a 50 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit, decreased fabric purchase commitment charges and inventory provisions, and decreased air freight costs. These factors were partially offset by increased average cost per unit sold and changes in customer mix. Average cost per unit sold increased mid-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was primarily driven by fixed cost deleverage on decreased sales, partially offset by decreased marketing expense.
International
International segment net sales decreased $23.2 million, or 11.3%, to $182.0 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $3.3 million unfavorable effect on International segment net sales. The decrease in net sales was primarily driven by decreased net sales in Canada, decreased demand from our international partners, and a strengthening of the U.S. Dollar against other foreign currencies. These decreases were partially offset by growth in sales in our Mexico retail stores and increased average selling prices per unit. Units sold decreased mid-teens, while average selling prices per unit increased mid-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 6.4% primarily driven by decreased traffic in our eCommerce channel and in our retail stores.
International segment operating income decreased $12.7 million, or 56.5%, to $9.8 million, primarily due to a decrease in gross profit of $9.1 million and an increase in SG&A expenses of $3.2 million. Operating margin decreased 560 bps to 5.4%. The primary drivers of the decrease in operating margin were a 610 bps increase in the SG&A rate, partially offset by a 60 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit and decreased fabric purchase commitment charges and inventory provisions, partially offset by increased average cost per unit sold. Average cost per unit sold increased mid-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales, increased investments in our Mexican retail stores and technology, and increased performance-based compensation expense.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $8.2 million, or 18.6%, to $52.4 million and unallocated corporate expenses, as a percentage of consolidated net sales, increased 100 bps to 4.0%. The increase as a percentage of consolidated net sales was primarily due to fixed cost deleverage on decreased sales and increased consulting and professional fees.

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

	Fiscal quarter ended
	July 1, 2023					July 2, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$37.6	6.3%	$7.4	$23.9	$0.64	$75.4	10.8%	$10.1	$37.0	$0.93
Organizational restructuring(1)	0.4		0.1	0.3	—	—		—	—	—
Loss on extinguishment of debt(2)	—		—	—	—	—		4.8	15.2	0.38
As adjusted	$37.9	6.3%	$7.5	$24.2	$0.64	$75.4	10.8%	$14.9	$52.1	$1.30
(1)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
(2)Relates to a loss on extinguishment of debt of $19.9 million due to the redemption of the $500 million aggregate principal amount of senior notes due 2025 in April 2022.
Note: Results may not be additive due to rounding.

	Two fiscal quarters ended
	July 1, 2023					July 2, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$93.9	7.2%	$19.1	$59.9	$1.59	$178.0	12.0%	$30.5	$104.9	$2.59
Organizational restructuring(1)	1.5		0.4	1.2	0.03	—		—	—	—
Loss on extinguishment of debt(2)	—		—	—	—	—		4.8	15.2	0.37
As adjusted	$95.5	7.4%	$19.4	$61.0	$1.62	$178.0	12.0%	$35.3	$120.1	$2.97
(1)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
(2)Relates to a loss on extinguishment of debt of $19.9 million due to the redemption of the $500 million aggregate principal amount of senior notes due 2025 in April 2022.
Note: Results may not be additive due to rounding.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital, capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
months. However, these sources of liquidity may be affected by events described in the “Forward-Looking Statements” section of this Form 10-Q, including, but not limited to, our risk factors discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Recent Developments” in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K, we expect inflationary pressures and declining consumer sentiment to continue and to adversely impact our financial results in fiscal 2023. We cannot predict the timing and amount of such impact.
As of July 1, 2023, we had approximately $174.5 million of cash and cash equivalents held at major financial institutions, including approximately $49.4 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at July 1, 2023 were $132.7 million compared to $183.9 million at July 2, 2022 and $198.6 million at December 31, 2022. The overall decrease of $51.2 million, or 27.9%, at July 1, 2023 compared to July 2, 2022 primarily reflects decreased net sales and the timing of wholesale customer shipments and associated payments. Due to the seasonal nature of our operations, the net accounts receivable balance at July 1, 2023 is not comparable to the net accounts receivable balance at December 31, 2022.
Inventories at July 1, 2023 were $681.6 million compared to $858.3 million at July 2, 2022 and $744.6 million at December 31, 2022. The decrease of $176.7 million, or 20.6%, at July 1, 2023 compared to July 2, 2022 was primarily due to decreased in-transit inventory and lower forecasted net sales for fiscal 2023, partially offset by increased product costs. Due to the seasonal nature of our operations, the inventory balance at July 1, 2023 is not comparable to the inventories balance at December 31, 2022.
Accounts payable at July 1, 2023 were $281.3 million compared to $408.0 million at July 2, 2022 and $264.1 million at December 31, 2022. The decrease of $126.7 million, or 31.0%, at July 1, 2023 compared to July 2, 2022 was primarily due to the timing of working capital payments. Due to the seasonal nature of our operations, the accounts payable balance at July 1, 2023 is not comparable to the accounts payable balance at December 31, 2022.
Cash Flow
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $209.2 million for the first two quarters of fiscal 2023 compared to net cash used in operating activities of $93.6 million in the first two quarters of fiscal 2022. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The increase in operating cash flow was primarily due to favorable changes in working capital, including the reductions in inventories, and lower payments of performance-based compensation, partially offset by decreased net income.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26.4 million for the first two quarters of fiscal 2023 compared to $16.3 million in the first two quarters of fiscal 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures. Capital expenditures in the first two quarters of fiscal 2023 primarily included $17.9 million for U.S and international retail store openings and remodels, $5.2 million for information technology, and $2.8 million for our distribution facilities.
We plan to invest approximately $75.0 million in capital expenditures in fiscal 2023, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $221.3 million in the first two quarters of fiscal 2023 compared to $641.6 million in the first two quarters of fiscal 2022. This change in cash flow from financing activities was primarily due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
of fiscal 2022 and decreased common stock share repurchases, partially offset by payments on our secured revolving credit facility.
Secured Revolving Credit Facility
As of July 1, 2023, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of July 1, 2023, there was approximately $845.6 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of July 1, 2023, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term SOFR rate loans and 0.125% for base rate loans. As of July 1, 2023, the applicable borrowing rate for the secured revolving credit facility was approximately 6.37%, consisting of an adjusted term SOFR rate plus the applicable margin. As of July 1, 2023, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
In July 2023 and subsequent to the second quarter of fiscal 2023, we borrowed $35.0 million on our secured revolving credit facility to support our working capital requirements.
Senior Notes
As of July 1, 2023, the Company had outstanding $500.0 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and scheduled to mature on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of July 1, 2023 is reported net of $3.0 million of unamortized issuance-related debt costs.
Share Repurchases
In the first two quarters of fiscal 2023, we repurchased and retired 585,354 shares in open market transactions for approximately $39.9 million, at an average price of $68.20 per share. In the first two quarters of fiscal 2022, we repurchased and retired 2,065,362 shares in open market transactions for approximately $176.3 million, at an average price of $85.36 per share.
The total remaining capacity under outstanding repurchase authorizations as of July 1, 2023 was approximately $709.6 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first two quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $1.50 for the first two quarters of fiscal 2023). Additionally, in each of the first two quarters of fiscal 2022, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $1.50 for the first two quarters of fiscal 2022).
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. Changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022, had an unfavorable effect on our consolidated net sales of approximately $1.2 million. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2023, as compared to the first two quarters of fiscal 2022, had an unfavorable effect on our consolidated net sales of approximately $3.3 million.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of July 1, 2023, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.

Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 1, 2023.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended July 1, 2023 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended July 1, 2023.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(4)
April 2, 2023 through April 29, 2023	145,931	$70.35	145,931	$729,674,333

April 30, 2023 through May 27, 2023	111,188	$66.66	110,256	$722,324,855

May 28, 2023 through July 1, 2023	193,294	$65.81	193,294	$709,603,816

Total	450,413		449,481
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 932 shares surrendered between April 30, 2023 and May 27, 2023.
(2)The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)Share purchases during the second quarter of fiscal 2023 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(4)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended July 1, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CARTER’S, INC.

July 28, 2023	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 28, 2023	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)