Form 10-Q
period 2023-09-30
CARTERS INC
filed 2023-10-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
OR
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
As of October 20, 2023, there were 36,824,808 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023, December 31, 2022 and October 1, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 30, 2023 and October 1, 2022	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 30, 2023 and October 1, 2022	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the fiscal quarters ended September 30, 2023, July 1, 2023, April 1, 2023, October 1, 2022, July 2, 2022 and April 2, 2022	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 30, 2023 and October 1, 2022	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4	Controls and Procedures	29

Part II. Other Information

Item 1	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3	Defaults upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other Information	31
Item 6	Exhibits	31

Signatures		32

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$169,106	$211,748	$121,649
Accounts receivable, net of allowance for credit losses of $6,741, $7,189, and $6,290, respectively	240,507	198,587	265,593
Finished goods inventories, net of inventory reserves of $19,014, $19,268, and $25,628, respectively	620,669	744,573	899,326
Prepaid expenses and other current assets(*)	37,604	33,812	59,964
Total current assets	1,067,886	1,188,720	1,346,532
Property, plant, and equipment, net of accumulated depreciation of $605,857, $569,528, and $559,085, respectively	180,888	189,822	181,575
Operating lease assets	506,010	492,335	491,863
Tradenames, net	298,230	298,393	307,456
Goodwill	209,494	209,333	208,454
Customer relationships, net	28,087	30,564	31,386
Other assets	29,211	30,548	30,687
Total assets	$2,319,806	$2,439,715	$2,597,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,210	$264,078	$318,026
Current operating lease liabilities(*)	135,865	142,432	141,585
Other current liabilities	106,122	122,439	92,394
Total current liabilities	464,197	528,949	552,005
Long-term debt, net	567,168	616,624	736,448
Deferred income taxes	41,217	41,235	48,930
Long-term operating lease liabilities	427,280	421,741	430,479
Other long-term liabilities	34,633	34,757	41,889
Total liabilities	$1,534,495	$1,643,306	$1,809,751

Commitments and contingencies - Note 12

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,969,967, 37,692,132, and 38,456,219 shares issued and outstanding, respectively	370	377	385
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(29,142)	(34,338)	(40,575)
Retained earnings	814,083	830,370	828,392
Total stockholders’ equity	785,311	796,409	788,202
Total liabilities and stockholders’ equity	$2,319,806	$2,439,715	$2,597,953
(*)Prepaid expenses and other current assets and Current operating lease liabilities as of October 1, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.6 million.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$791,651	$818,624	$2,087,730	$2,300,603
Cost of goods sold	415,254	448,096	1,109,970	1,243,794
Gross profit	376,397	370,528	977,760	1,056,809
Royalty income, net	5,713	7,273	16,573	20,349
Selling, general, and administrative expenses	288,680	286,218	806,988	807,533
Operating income	93,430	91,583	187,345	269,625
Interest expense	8,615	9,712	26,342	33,496
Interest income	(1,064)	(257)	(2,769)	(867)
Other expense (income), net	507	1,270	(518)	776
Loss on extinguishment of debt	—	—	—	19,940
Income before income taxes	85,372	80,858	164,290	216,280
Income tax provision	19,245	15,901	38,300	46,421
Net income	$66,127	$64,957	$125,990	$169,859

Basic net income per common share	$1.78	$1.67	$3.36	$4.26
Diluted net income per common share	$1.78	$1.67	$3.36	$4.26
Dividend declared and paid per common share	$0.75	$0.75	$2.25	$2.25
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$66,127	$64,957	$125,990	$169,859
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,179)	(8,372)	5,196	(11,677)
Comprehensive income	$61,948	$56,585	$131,186	$158,182
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

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	1,400	—	83	—	—	83
Withholdings from vesting of restricted stock	(61,423)	(1)	(4,404)	—	(371)	(4,776)
Restricted stock activity	303,015	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,343	—	—	4,343
Repurchase of common stock	(135,873)	(1)	—	—	(9,585)	(9,586)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,483)	(28,483)
Comprehensive income	—	—	—	3,926	35,996	39,922
Other	—	—	(19)	—	—	(19)
Balance at April 1, 2023	37,799,251	$378	$—	$(30,412)	$827,927	$797,893
Withholdings from vesting of restricted stock	(932)	—	(61)	—	—	(61)
Restricted stock activity	5,626	—	—	—	—	—
Stock-based compensation expense	—	—	6,641	—	—	6,641
Repurchase of common stock	(449,481)	(4)	(6,294)	—	(24,038)	(30,336)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,158)	(28,158)
Comprehensive income	—	—	—	5,449	23,867	29,316
Other	—	—	(286)	—	—	(286)
Balance at July 1, 2023	37,354,464	$374	$—	$(24,963)	$799,598	$775,009
Exercise of stock options	4,400	—	301	—	—	301
Withholdings from vesting of restricted stock	(2,359)	—	(170)	—	—	(170)
Restricted stock activity	3,466	—	—	—	—	—
Stock-based compensation expense	—	—	3,928	—	—	3,928
Repurchase of common stock	(390,004)	(4)	(3,786)	—	(23,780)	(27,570)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(27,862)	(27,862)
Comprehensive income	—	—	—	(4,179)	66,127	61,948
Other	—	—	(273)	—	—	(273)
Balance at September 30, 2023	36,969,967	$370	$—	$(29,142)	$814,083	$785,311
            See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$125,990	$169,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	45,764	46,011
Amortization of intangible assets	2,805	2,798
(Recoveries of) provisions for excess and obsolete inventory, net	(324)	11,488
Gain on partial termination of corporate lease	(4,366)	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	2,807	251
Amortization of debt issuance costs	1,186	1,560
Stock-based compensation expense	14,912	17,221
Unrealized foreign currency exchange (gain) loss, net	(201)	268
Provisions for (recoveries of) doubtful accounts receivable from customers	2,402	(987)
Unrealized (gain) loss on investments	(1,391)	2,414
Loss on extinguishment of debt	—	19,940
Deferred income taxes (benefit) expense	(949)	8,220
Other	—	919
Effect of changes in operating assets and liabilities:
Accounts receivable	(43,623)	(33,697)
Finished goods inventories	127,190	(270,696)
Prepaid expenses and other assets(1)(2)	(3,965)	(11,359)
Accounts payable and other liabilities(1)(2)	(62,447)	(181,690)
Net cash provided by (used in) operating activities	$205,790	$(217,480)

Cash flows from investing activities:
Capital expenditures	$(42,470)	$(26,862)
Net cash used in investing activities	$(42,470)	$(26,862)

Cash flows from financing activities:
Payment of senior notes due 2025	$—	$(500,000)
Premiums paid to extinguish debt	—	(15,678)
Payment of debt issuance costs	—	(2,420)
Borrowings under secured revolving credit facility	70,000	240,000
Payments on secured revolving credit facility	(120,000)	—
Repurchases of common stock	(67,492)	(241,751)
Dividends paid	(84,503)	(89,562)
Withholdings from vesting of restricted stock	(5,007)	(6,850)
Proceeds from exercises of stock options	384	776
Other	—	(919)
Net cash used in financing activities	$(206,618)	$(616,404)

Net effect of exchange rate changes on cash and cash equivalents	656	(1,899)
Net decrease in cash and cash equivalents	$(42,642)	$(862,645)
Cash and cash equivalents, beginning of period	211,748	984,294
Cash and cash equivalents, end of period	$169,106	$121,649
(1)Cash flows for the first three fiscal quarters ended October 1, 2022 were revised to reflect the presentation for payments of rent before payment due date of $13.6 million.
(2)Operating lease assets obtained in exchange for operating lease liabilities were $123.1 million and $108.6 million for the first three fiscal quarters ended September 30, 2023 and first three fiscal quarters ended October 1, 2022, respectively.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended September 30, 2023 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 30, 2023.
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
We have recast the consolidated statement of operations for the fiscal quarter and three fiscal quarters ended October 1, 2022 to conform to our current presentation of combining Adverse purchase commitments within Cost of goods sold.
Inventories
Our inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Inventories at September 30, 2023 were $620.7 million compared to $899.3 million at October 1, 2022 and $744.6 million at December 31, 2022. The decrease of $278.7 million, or 31.0%, at September 30, 2023 compared to October 1, 2022 is primarily due to decreased in-transit inventory, decreased “pack and hold” inventory, and lower forecasted net sales for fiscal 2023. Due to the seasonal nature of our operations, the inventories balance at September 30, 2023 is not comparable to the inventories balance at December 31, 2022.
Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory at September 30, 2023 decreased 25.8% compared to October 1, 2022. These adjustments as a percentage of gross inventory have remained relatively stable due to the overall quality and planned use of the inventory. The liability for adverse inventory and fabric purchase commitments decreased from $3.1 million as of October 1, 2022 to $0.8 million as of September 30, 2023, primarily due to settlements with vendors for canceled production and the utilization of previously reserved fabric.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supply Chain Financing Program
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of September 30, 2023, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. The payment terms with the majority of our suppliers are 90 days, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our condensed consolidated balance sheets. Amounts under the SCF program included in Accounts payable were $16.7 million, $16.5 million, and $15.3 million as of September 30, 2023, December 31, 2022, and October 1, 2022, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended September 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$300,338	$45,842	$346,180
Direct-to-consumer	374,796	—	70,675	445,471
	$374,796	$300,338	$116,517	$791,651

Royalty income, net	$2,236	$3,147	$330	$5,713

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three fiscal quarters ended September 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$767,194	$117,547	$884,741
Direct-to-consumer	1,021,983	—	181,006	1,202,989
	$1,021,983	$767,194	$298,553	$2,087,730

Royalty income, net	$5,746	$8,694	$2,133	$16,573

	Fiscal quarter ended October 1, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$288,454	$50,489	$338,943
Direct-to-consumer	408,209	—	71,472	479,681
	$408,209	$288,454	$121,961	$818,624

Royalty income, net	$3,073	$3,349	$851	$7,273

	Three fiscal quarters ended October 1, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$819,772	$137,940	$957,712
Direct-to-consumer	1,153,664	—	189,227	1,342,891
	$1,153,664	$819,772	$327,167	$2,300,603

Royalty income, net	$7,631	$9,664	$3,054	$20,349
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022	October 1, 2022
Trade receivables from wholesale customers, net	$239,493	$195,078	$260,635
Royalties receivable	5,825	5,386	6,823
Other receivables(1)	10,898	14,571	13,673
Total gross receivables	$256,216	$215,035	$281,131
Less: Wholesale accounts receivable reserves(2)(3)	(15,709)	(16,448)	(15,538)
Accounts receivable, net	$240,507	$198,587	$265,593
(1)Includes tax, payroll, gift card and other receivables.
(2)Includes allowance for chargebacks of $9.0 million, $9.3 million, and $9.2 million for the periods ended September 30, 2023, December 31, 2022, and October 1, 2022, respectively.
(3)Includes allowance for credit losses of $6.7 million, $7.2 million, and $6.3 million for the periods ended September 30, 2023, December 31, 2022, and October 1, 2022, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	September 30, 2023	December 31, 2022	October 1, 2022
Contract liabilities - current:
Unredeemed gift cards	$23,983	$23,303	$21,217
Unredeemed customer loyalty rewards	4,020	5,276	7,527
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$28,717	$29,293	$29,458

Contract liabilities - non-current(3)	$893	$1,429	$1,607
Total contract liabilities	$29,610	$30,722	$31,065
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
NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022	October 1, 2022
Cumulative foreign currency translation adjustments	$(23,630)	$(28,826)	$(32,980)
Pension and post-retirement obligations(*)	(5,512)	(5,512)	(7,595)
Total accumulated other comprehensive loss	$(29,142)	$(34,338)	$(40,575)
(*)Net of income taxes of $1.7 million, $1.7 million, and $2.4 million for the period ended September 30, 2023, December 31, 2022, and October 1, 2022, respectively.
During the first three quarters of both fiscal 2023 and fiscal 2022, no amounts were reclassified from Accumulated other comprehensive loss to the consolidated statement of operations.
NOTE 5 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Number of shares repurchased	390,004	877,119	975,358	2,942,481
Aggregate cost of shares repurchased (dollars in thousands)(*)	$27,570	$65,445	$67,492	$241,751
Average price per share(*)	$70.69	$74.61	$69.20	$82.16
(*)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
The total aggregate remaining capacity under outstanding repurchase authorizations as of September 30, 2023 was approximately $682.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal year 2023, the Company reflected the applicable excise tax in Additional paid-in capital on the Company’s condensed consolidated balance sheets as part of the cost basis of the shares repurchased. The corresponding liability for the excise tax payable is recorded in Other current liabilities on the Company’s condensed consolidated balance sheets.

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first three quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $2.25 for the first three quarters of fiscal 2023). Additionally, in each of the first three quarters of fiscal 2022, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $2.25 for the first three quarters of fiscal 2022). The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the consolidated financial statements.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022	October 1, 2022
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(2,832)	(3,376)	(3,552)
Senior notes, net	$497,168	$496,624	$496,448
Secured revolving credit facility	70,000	120,000	240,000
Total long-term debt, net	$567,168	$616,624	$736,448
Secured Revolving Credit Facility
As of September 30, 2023, the Company had $70.0 million outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of September 30, 2023, there was approximately $775.6 million available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets because of the contractual repayment terms under the credit facility.
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
On October 17, 2023, Carter’s Holdings B.V., a subsidiary of the Company, was released from its obligations under the secured revolving credit facility.
As of September 30, 2023, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term Secured Overnight Financing Rate (“SOFR”) loans and 0.125% for base rate loans. As of September 30, 2023, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 6.55%. There were no foreign currency borrowings outstanding on September 30, 2023. As of September 30, 2023, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Stock options	$—	$8	$—	$186
Restricted stock:
Time-based awards	4,353	4,506	12,898	13,961
Performance-based awards	(425)	489	464	1,368
Stock awards	—	—	1,550	1,706
Total	$3,928	$5,003	$14,912	$17,221
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the third quarter and first three quarters of fiscal 2023, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of previously recognized stock-based compensation expense of $1.1 million and $1.5 million, respectively.
NOTE 8 – INCOME TAXES
As of September 30, 2023, the Company had gross unrecognized income tax benefits of approximately $9.5 million, of which $6.5 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at September 30, 2023 is approximately $2.4 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2023 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the third quarter and first three quarters of fiscal 2023 and fiscal 2022. The Company had approximately $2.0 million, $1.5 million, and $2.3 million of interest accrued on uncertain tax positions as of September 30, 2023, December 31, 2022, and October 1, 2022, respectively.
NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $16.4 million, $15.1 million, and $15.1 million at September 30, 2023, December 31, 2022, and October 1, 2022, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.8 million and $1.4 million for the third quarter and the first three quarters of fiscal 2023, respectively. Losses on the investments in marketable securities were $0.5 million and $2.4 million for the third quarter and the first three quarters of fiscal 2022, respectively. These amounts are included in Other (income) expense, net on the Company’s condensed consolidated statement of operations.
Borrowings
As of September 30, 2023, the Company had $70.0 million outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at September 30, 2023 was approximately $481.4 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

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
In the fourth quarter of fiscal 2022, impairment charges of $5.6 million, $3.0 million, and $0.4 million were recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the indefinite-lived Skip Hop tradename asset as of September 30, 2023 was $6.0 million.
NOTE 10 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	36,438,403	38,222,151	36,789,140	39,279,293
Dilutive effect of equity awards	3,881	23,222	3,781	34,835
Diluted number of common and common equivalent shares outstanding	36,442,284	38,245,373	36,792,921	39,314,128

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$66,127	$64,957	$125,990	$169,859
Income allocated to participating securities	(1,267)	(1,013)	(2,254)	(2,478)
Net income available to common shareholders	$64,860	$63,944	$123,736	$167,381

Basic net income per common share	$1.78	$1.67	$3.36	$4.26

Diluted net income per common share:
Net income	$66,127	$64,957	$125,990	$169,859
Income allocated to participating securities	(1,267)	(1,012)	(2,254)	(2,477)
Net income available to common shareholders	$64,860	$63,945	$123,736	$167,382

Diluted net income per common share	$1.78	$1.67	$3.36	$4.26

Anti-dilutive awards excluded from diluted earnings per share computation(*)	460,947	525,349	483,921	465,529
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022	October 1, 2022
Unredeemed gift cards	$23,983	$23,303	$21,217
Accrued employee benefits	17,433	16,356	14,131
Accrued taxes	13,534	10,445	11,190
Accrued bonuses and incentive compensation(*)	12,184	7,244	1,260
Income taxes payable	6,341	17,484	7,911
Accrued salaries and wages	6,030	11,519	6,113
Accrued other	26,617	36,088	30,572
Other current liabilities	$106,122	$122,439	$92,394
(*)Accrual as of December 31, 2022 and October 1, 2022 was impacted by a lower than expected financial performance in fiscal 2022.
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
NOTE 13 – SEGMENT INFORMATION
The table below presents certain information for the Company’s reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 30, 2023	% of consolidated net sales	October 1, 2022	% of consolidated net sales	September 30, 2023	% of consolidated net sales	October 1, 2022	% of consolidated net sales
Net sales:
U.S. Retail	$374,796	47.3%	$408,209	49.9%	$1,021,983	49.0%	$1,153,664	50.1%
U.S. Wholesale	300,338	38.0%	288,454	35.2%	767,194	36.7%	819,772	35.6%
International	116,517	14.7%	121,961	14.9%	298,553	14.3%	327,167	14.3%
Consolidated net sales	$791,651	100.0%	$818,624	100.0%	$2,087,730	100.0%	$2,300,603	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$47,983	12.8%	$57,723	14.1%	$103,132	10.1%	$163,257	14.2%
U.S. Wholesale	65,702	21.9%	39,989	13.9%	147,003	19.2%	134,088	16.4%
International	13,379	11.5%	17,113	14.0%	23,193	7.8%	39,665	12.1%
Corporate expenses(*)	(33,634)	n/a	(23,242)	n/a	(85,983)	n/a	(67,385)	n/a
Consolidated operating income	$93,430	11.8%	$91,583	11.2%	$187,345	9.0%	$269,625	11.7%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in millions)	Fiscal quarter ended September 30, 2023			Three fiscal quarters ended September 30, 2023
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(*)	$0.6	$0.4	$0.3	$—	$0.1	$0.3
(*)Relates to charges for organizational restructuring and related corporate office lease amendment actions. Additionally, the third fiscal quarter and first three fiscal quarters ended September 30, 2023 includes a corporate charge of $1.5 million and $4.1 million, respectively, related to organizational restructuring and related corporate office lease amendment actions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements contained in this press release that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this press release. These risks and uncertainties include, but are not limited to, the factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: the continuing effects of the novel coronavirus (COVID-19) pandemic; changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; risks related to geopolitical conflict, including ongoing geopolitical challenges between the United States and China, the ongoing hostilities in Ukraine and Israel, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; risks related to a shutdown of the U.S. government; financial difficulties for one or more of our major customers; an overall decrease in consumer spending, including, but not limited to, decreases in birth rates; our products not being accepted in the marketplace and our failure to manage our inventory; increased competition in the market place; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; fluctuations in foreign currency exchange rates; risks associated with corporate responsibility issues; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores during the fiscal year; and other risks detailed in the Company’s periodic reports as filed in accordance with the Securities Exchange Act of 1934, as amended. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of September 30, 2023, our channels included 1,009 company-owned retail stores, approximately 19,350 wholesale locations, and eCommerce sites in North America, as well as our international wholesale accounts and licensees which operate in over 90 countries.
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
Gross Profit and Gross Margin
Gross profit is calculated as consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce products to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in Selling, general, and administrative (“SG&A”) expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
Recent Developments
Macroeconomic Factors, Consumer Demand, and Inventories
Macroeconomic factors, including inflationary pressures, increased interest rates, the lapping of government stimulus, increased consumer debt levels, decreased savings rates, resumption of student loan repayments, geopolitical unrest, and increased risks of a recession continued to create a complex and challenging environment for our business in the third quarter of fiscal 2023. We believe these macroeconomic factors have resulted in lower consumer sentiment and negatively impacted demand for our products and will likely continue to negatively impact demand in the remainder of fiscal 2023.
Compared to the end of the third quarter of fiscal 2022, our inventories decreased $278.7 million, or 31.0%, to $620.7 million, primarily due to decreased in-transit inventory, decreased “pack and hold” inventory, and lower forecasted net sales for fiscal 2023. “Pack and hold” inventory decreased $58.4 million, or 56.8%, to $44.5 million. Inventory levels were elevated throughout much of the retail industry during the first half of fiscal 2023, resulting in an increase in promotional activity as companies sell off their excess inventories. We have taken action to align inventory with planned demand, including selectively utilizing a pack and hold strategy to sell through inventory profitably in later periods, and selling through excess inventory in our own retail channels and in off-price channels. Inventory levels for the fourth quarter of fiscal 2023 are also expected to be lower than those in fiscal 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Inflationary Pressures
In fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products rapidly increased. We continued to experience inflationary pressures on many input costs through the end of the third quarter of fiscal 2023. While freight input costs have decreased during fiscal 2023, we may continue to experience inflationary pressures on other input costs and distribution costs for the remainder of fiscal 2023. We have offset some of these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, renegotiating our longer-term shipping container contracts, and reductions in discretionary spending. However, our pricing actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Organizational Restructuring and Corporate Office Lease Amendment
During the first quarter and third quarter of fiscal 2023, we initiated several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies. In conjunction with these plans, we incurred approximately $2.9 million and $6.2 million in costs in the third quarter and the first three quarters of fiscal 2023, respectively. These costs were primarily related to severance and other termination benefits and are included in Other current liabilities in the accompanying unaudited condensed consolidated balance sheet.
Additionally, during the first quarter of fiscal 2023, we executed an amendment to the lease of our corporate headquarters in Atlanta, Georgia which resulted in returning three floors to the landlord and extending the lease to 2035. As a result of the reduction in leased office space, we recorded a net gain of $1.8 million related to the partial termination of the lease in the first quarter of fiscal 2023.
Third Fiscal Quarter 2023 Financial Highlights
The strength of our product offerings, leaner inventory position, lower ocean freight rates, and focus on expense management enabled us to improve profitability and grow earnings despite the challenging macroeconomic environment that weighed on consumer demand. However, sales declined compared to the third quarter of fiscal 2022, which we believe reflects the significant ongoing and negative impact of high inflation on consumer demand for our products and reduced spending more broadly across the retail industry. Although demand from our wholesale customers increased in the third quarter of fiscal 2023, wholesale customers continue to take a cautious approach to their future inventory commitments.
Despite these macroeconomic challenges, including the negative impacts of high inflation on aspects of our cost structure, operating margin increased compared to the third quarter of fiscal 2022. We also increased our store count and continued to return capital to our shareholders in the third quarter of fiscal 2023.
Unless otherwise stated, comparisons are to the third quarter of fiscal 2022:
•Consolidated net sales decreased $27.0 million, or 3.3%, to $791.7 million, primarily due to macroeconomic factors, including inflationary pressures, increased interest rates, increased consumer debt levels, decreased savings rates, and risk of recession, driving lower consumer demand.
•Despite increased pressure on pricing from our competitors, operating income increased $1.8 million, or 2.0%, to $93.4 million, and operating margin increased 60 basis points (“bps”) to 11.8% primarily due to decreased ocean freight rates, decreased inventory provisions, and improved price realization, partially offset by fixed cost deleverage on decreased sales.
•We believe that our growth in years ahead will be driven by our exclusive Carter’s brands in the wholesale channel and new store openings. Given our progress with improved price realization, more attractive store opening opportunities in the United States continue to be available to us. During the third quarter of fiscal 2023, we opened 6 stores and closed 1 store in the United States. We are projecting approximately 25 store openings in the United States in the remainder of fiscal 2023.
•As a result of our strong financial position and available liquidity, we returned $55.4 million to our shareholders, comprised of $27.6 million in share repurchases and $27.9 million in cash dividends. For the first three quarters of fiscal 2023, we returned $152.0 million to our shareholders, comprised of $67.5 million in share repurchases and $84.5 million in cash dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED SEPTEMBER 30, 2023 COMPARED TO THIRD FISCAL QUARTER ENDED OCTOBER 1, 2022
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	September 30, 2023	October 1, 2022	$ Change	% / bps Change
Net sales	$791,651	$818,624	$(26,973)	(3.3)%
Cost of goods sold	415,254	448,096	(32,842)	(7.3)%
Gross profit	376,397	370,528	5,869	1.6%
Gross profit as % of net sales	47.5%	45.3%		220 bps
Royalty income, net	5,713	7,273	(1,560)	(21.4)%
Royalty income as % of net sales	0.7%	0.9%		(20) bps
Selling, general, and administrative expenses	288,680	286,218	2,462	0.9%
SG&A expenses as % of net sales	36.5%	35.0%		150 bps
Operating income	93,430	91,583	1,847	2.0%
Operating income as % of net sales	11.8%	11.2%		60 bps
Interest expense	8,615	9,712	(1,097)	(11.3)%
Interest income	(1,064)	(257)	(807)	>100%
Other income, net	507	1,270	(763)	(60.1)%
Income before income taxes	85,372	80,858	4,514	5.6%
Income tax provision	19,245	15,901	3,344	21.0%
Effective tax rate(*)	22.5%	19.7%		280 bps
Net income	$66,127	$64,957	$1,170	1.8%

Basic net income per common share	$1.78	$1.67	$0.11	6.6%
Diluted net income per common share	$1.78	$1.67	$0.11	6.6%
Dividend declared and paid per common share	$0.75	$0.75	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Net Sales
Consolidated net sales decreased $27.0 million, or 3.3%, to $791.7 million. This decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, increased interest rates, increased consumer debt levels, decreased savings rates, and risk of recession, driving lower consumer demand. These decreases were partially offset by increased average selling prices per unit due to improved price realization. Units sold decreased mid-single digits and average selling prices per unit increased low-single digits. Changes in foreign currency exchange rates used for translation had a favorable effect on our consolidated net sales of approximately $1.2 million.
Gross Profit and Gross Margin
Our consolidated gross profit increased $5.9 million, or 1.6%, to $376.4 million and consolidated gross margin increased 220 bps to 47.5%. The increase in consolidated gross profit and gross margin was primarily driven by decreased inventory provisions, increased average selling prices per unit mentioned above, and decreased average cost per unit sold. These factors were partially offset by changes in customer and channel mix. Average cost per unit sold decreased low-single digits primarily due to decreased ocean freight rates. We expect product input costs and inbound transportation rates, including ocean freight rates, to decrease in the fourth quarter of fiscal 2023 and into fiscal 2024.
Royalty Income
Consolidated royalty income decreased $1.6 million, or 21.4%, to $5.7 million, primarily driven by decreased customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $2.5 million, or 0.9%, to $288.7 million and increased as a percentage of consolidated net sales by approximately 150 bps to 36.5%. This increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, increased performance-based compensation expense, increased consulting and professional fees, retail store openings, and organizational restructuring charges, partially offset by expense related to the relocation of inventory from an exited third-party warehouse in the third quarter of fiscal 2022 that did not reoccur in the third quarter of fiscal 2023 and decreased marketing expense.
Operating Income
Consolidated operating income increased $1.8 million, or 2.0%, to $93.4 million and increased as a percentage of net sales by approximately 60 bps to 11.8%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $1.1 million, or 11.3%, to $8.6 million. Weighted-average borrowings for the third quarter of fiscal 2023 were $535.0 million at an effective interest rate of 6.13%, compared to weighted-average borrowings for the third quarter of fiscal 2022 of $706.2 million at an effective interest rate of 5.41%.
The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility for the period. The increase in the effective interest rate was primarily due to increased interest rates on our secured revolving credit facility, reflecting the broader rise in market interest rates.
Income Taxes
Our consolidated income tax provision increased $3.3 million, or 21.0%, to $19.2 million and the effective tax rate increased 280 bps to 22.5%. The increased effective tax rate primarily relates to a higher proportion of income generated in the United States, which is a higher tax jurisdiction relative to the locations of our international operations.
Net Income
Our consolidated net income increased $1.2 million, or 1.8%, to $66.1 million, primarily due to the factors previously discussed.
Results by Segment - Third Quarter of Fiscal 2023 compared to Third Quarter of Fiscal 2022
The following table summarizes net sales and operating income, by segment, for the third quarter of fiscal 2023 and the third quarter of fiscal 2022:

	Fiscal quarter ended
(dollars in thousands)	September 30, 2023	% of consolidated net sales	October 1, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$374,796	47.3%	$408,209	49.9%	$(33,413)	(8.2)%
U.S. Wholesale	300,338	38.0%	288,454	35.2%	11,884	4.1%
International	116,517	14.7%	121,961	14.9%	(5,444)	(4.5)%
Consolidated net sales	$791,651	100.0%	$818,624	100.0%	$(26,973)	(3.3)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$47,983	12.8%	$57,723	14.1%	$(9,740)	(16.9)%
U.S. Wholesale	65,702	21.9%	39,989	13.9%	25,713	64.3%
International	13,379	11.5%	17,113	14.0%	(3,734)	(21.8)%
Unallocated corporate expenses	(33,634)	n/a	(23,242)	n/a	(10,392)	44.7%
Consolidated operating income	$93,430	11.8%	$91,583	11.2%	$1,847	2.0%

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
U.S. Retail
U.S. Retail segment net sales decreased $33.4 million, or 8.2%, to $374.8 million. The decrease in net sales was primarily driven by macroeconomic factors, including inflationary pressures, increased interest rates, increased consumer debt levels, decreased savings rates, and risk of recession, driving lower consumer demand. This decreased demand resulted in lower traffic in our eCommerce channels and in our retail stores. Units sold decreased low-teens, while average selling prices per unit increased mid-single digits due to improved price realization.
Comparable net sales, including retail stores and eCommerce, decreased 9.9% primarily driven by the factors mentioned above. As of September 30, 2023, we operated 768 retail stores in the U.S. compared to 757 as of December 31, 2022, and 741 as of October 1, 2022.
U.S. Retail segment operating income decreased $9.7 million, or 16.9%, to $48.0 million, primarily due to a decrease in gross profit of $15.2 million, partially offset by a decrease in SG&A expenses of $6.3 million. Operating margin decreased 130 bps to 12.8%. The primary drivers of the decrease in operating margin were a 240 bps increase in SG&A rate, partially offset by a 120 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit and decreased inventory provisions, partially offset by increased product costs. Average cost per unit sold increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in SG&A rate was primarily driven by fixed cost deleverage on decreased net sales, increased performance-based compensation expense, and retail store openings, partially offset by decreased marketing expense.
U.S. Wholesale
U.S. Wholesale segment net sales increased $11.9 million, or 4.1%, to $300.3 million, primarily due to the timing of wholesale customer shipments and increased average selling prices per unit. Our wholesale customers remain committed to their low inventory strategies, which could negatively impact future customer replenishment demand for the remainder of fiscal 2023. Average selling prices per unit and units sold both increased low-single digits.
U.S. Wholesale segment operating income increased $25.7 million, or 64.3%, to $65.7 million, primarily due to an increase in gross profit of $19.7 million and a decrease in SG&A expenses of $6.3 million. Operating margin increased 800 bps to 21.9%. The primary drivers of the increase in operating margin were a 550 bps increase in gross margin and a 260 bps decrease in SG&A rate. The increase in gross margin was primarily due to decreased inventory provisions, increased average selling prices per unit, and decreased product costs, partially offset by an unfavorable customer mix due to more off-price sales. Average cost per unit sold decreased mid-single digits primarily due to decreased ocean freight rates. The decrease in the SG&A rate was primarily driven by expense related to the relocation of inventory from an exited third-party warehouse in the third quarter of fiscal 2022 that did not reoccur in the third quarter of fiscal 2023 and fixed cost leverage on increased sales, partially offset by increased performance-based compensation expense.
International
International segment net sales decreased $5.4 million, or 4.5%, to $116.5 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $1.2 million favorable effect on International segment net sales. The decrease in net sales was primarily driven by decreased net sales in Canada and the timing of shipments to our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
international wholesale partners, partially offset by growth in our Mexico retail stores and wholesale channels and increased average selling prices per unit. Units sold decreased low-teens, while average selling prices per unit increased high-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 4.4% primarily driven by decreased traffic in our retail stores. As of September 30, 2023, we operated 188 stores and 53 stores in Canada and Mexico, respectively. As of December 31, 2022, we operated 187 and 49 stores in Canada and Mexico, respectively. As of October 1, 2022, we operated 185 and 44 stores in Canada and Mexico, respectively.
International segment operating income decreased $3.7 million, or 21.8%, to $13.4 million, primarily due to an increase in SG&A expenses of $4.6 million, partially offset by an increase in gross profit of $1.4 million. Operating margin decreased 250 bps to 11.5%. The primary drivers of the decrease in operating margin were a 530 bps increase in the SG&A rate, partially offset by a 320 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit and decreased inventory provisions, partially offset by increased average cost per unit sold. Average cost per unit sold increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales, increased investments in our Mexican retail stores and technology, and increased performance-based compensation expense.
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
Unallocated corporate expenses increased $10.4 million, or 44.7%, to $33.6 million and unallocated corporate expenses, as a percentage of consolidated net sales, increased 140 bps to 4.2%. The increase as a percentage of consolidated net sales was primarily due to increased consulting and professional fees, increased performance-based compensation expense, organizational restructuring charges, and fixed cost deleverage on decreased sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
THREE FISCAL QUARTERS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE FISCAL QUARTERS ENDED OCTOBER 1, 2022
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	September 30, 2023	October 1, 2022	$ Change	% / bps Change
Net sales	$2,087,730	$2,300,603	$(212,873)	(9.3)%
Cost of goods sold	1,109,970	1,243,794	(133,824)	(10.8)%
Gross profit	977,760	1,056,809	(79,049)	(7.5)%
Gross profit as % of net sales	46.8%	45.9%		90 bps
Royalty income, net	16,573	20,349	(3,776)	(18.6)%
Royalty income, net as % of net sales	0.8%	0.9%		(10) bps
Selling, general, and administrative expenses	806,988	807,533	(545)	(0.1)%
SG&A expenses as % of net sales	38.7%	35.1%		360 bps
Operating income	187,345	269,625	(82,280)	(30.5)%
Operating income as % of net sales	9.0%	11.7%		(270) bps
Interest expense	26,342	33,496	(7,154)	(21.4)%
Interest income	(2,769)	(867)	(1,902)	>100%
Other income, net	(518)	776	(1,294)	nm
Loss on extinguishment of debt	—	19,940	(19,940)	nm
Income before income taxes	164,290	216,280	(51,990)	(24.0)%
Income tax provision	38,300	46,421	(8,121)	(17.5)%
Effective tax rate(*)	23.3%	21.5%		180 bps
Net income	$125,990	$169,859	$(43,869)	(25.8)%

Basic net income per common share	$3.36	$4.26	$(0.90)	(21.1)%
Diluted net income per common share	$3.36	$4.26	$(0.90)	(21.1)%
Dividend declared and paid per common share	$2.25	$2.25	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Net Sales
Consolidated net sales decreased $212.9 million, or 9.3%, to $2.09 billion. This decrease in net sales was primarily driven by macroeconomic factors driving lower consumer demand. These decreases were partially offset by increased average selling prices per unit due to improved price realization. Units sold decreased low-teens and average selling prices per unit increased mid-single digits. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $2.2 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $79.0 million, or 7.5%, to $977.8 million and consolidated gross margin increased 90 bps to 46.8%. The decrease in consolidated gross profit was primarily driven by decreased net sales. The increase in gross margin was primarily driven by increased average selling prices per unit mentioned above, decreased fabric purchase commitment charges and inventory provisions, and decreased air freight costs. These factors were partially offset by increased average cost per unit sold, and changes in customer and channel mix. Average cost per unit sold increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates.
Royalty Income
Consolidated royalty income decreased $3.8 million, or 18.6%, to $16.6 million, primarily driven by decreased customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $0.5 million, or 0.1%, to $807.0 million and increased as a percentage of consolidated net sales by approximately 360 bps to 38.7%. This increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, increased performance-based compensation expense, increased consulting and professional fees, retail store openings, and organizational restructuring charges, partially offset by expense related to the relocation of inventory from an exited third-party warehouse in the third quarter of fiscal 2022 that did not reoccur in the third quarter of fiscal 2023, decreased marketing expense, and a gain on the partial termination of a corporate office lease.
Operating Income
Consolidated operating income decreased $82.3 million, or 30.5%, to $187.3 million and decreased as a percentage of net sales by approximately 270 bps to 9.0% primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $7.2 million, or 21.4%, to $26.3 million. Weighted-average borrowings for the first three quarters of fiscal 2023 were $556.8 million at an effective interest rate of 6.17%, compared to weighted-average borrowings for the first three quarters of fiscal 2022 of $757.8 million at an effective interest rate of 5.81%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022 and decreased borrowings under our secured revolving credit facility for the period. The increase in the effective interest rate was primarily due to increased interest rates on our secured revolving credit facility, reflecting the broader rise in market interest rates.
Loss on Extinguishment of Debt
During the second quarter of fiscal 2022, loss on extinguishment of debt was $19.9 million due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025.
Income Taxes
Our consolidated income tax provision decreased $8.1 million, or 17.5%, to $38.3 million and the effective tax rate increased 180 bps to 23.3%. The increased effective tax rate primarily relates to a higher proportion of income generated in the United States, which is a higher tax jurisdiction relative to the locations of our international operations.
Net Income
Our consolidated net income decreased $43.9 million, or 25.8%, to $126.0 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Three Quarters of Fiscal 2023 compared to First Three Quarters of Fiscal 2022
The following table summarizes net sales and operating income, by segment, for the first three quarters of fiscal 2023 and fiscal 2022:

	Three fiscal quarters ended
(dollars in thousands)	September 30, 2023	% of consolidated net sales	October 1, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,021,983	49.0%	$1,153,664	50.1%	$(131,681)	(11.4)%
U.S. Wholesale	767,194	36.7%	819,772	35.6%	(52,578)	(6.4)%
International	298,553	14.3%	327,167	14.3%	(28,614)	(8.7)%
Consolidated net sales	$2,087,730	100.0%	$2,300,603	100.0%	$(212,873)	(9.3)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$103,132	10.1%	$163,257	14.2%	$(60,125)	(36.8)%
U.S. Wholesale	147,003	19.2%	134,088	16.4%	12,915	9.6%
International	23,193	7.8%	39,665	12.1%	(16,472)	(41.5)%
Unallocated corporate expenses	(85,983)	n/a	(67,385)	n/a	(18,598)	27.6%
Consolidated operating income	$187,345	9.0%	$269,625	11.7%	$(82,280)	(30.5)%
U.S. Retail
U.S. Retail segment net sales decreased $131.7 million, or 11.4%, to $1.02 billion. The decrease in net sales was primarily driven by macroeconomic factors driving lower consumer demand. This decreased demand resulted in lower traffic and decreased units per transaction in our eCommerce channels and in our retail stores. Units sold decreased mid-teens, while average selling prices per unit increased mid-single digits due to improved price realization. Comparable net sales, including retail stores and eCommerce, decreased 12.8% primarily driven by the factors mentioned above.
U.S. Retail segment operating income decreased $60.1 million, or 36.8%, to $103.1 million, primarily due to a decrease in gross profit of $76.3 million, partially offset by a decrease in SG&A expenses of $18.1 million. Operating margin decreased 410 bps to 10.1% primarily due to a 430 bps increase in SG&A rate, partially offset by a 30 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit and decreased fabric purchase commitment charges and inventory provisions, partially offset by increased product costs and an increased mix of clearance sales. Average cost per unit sold increased mid-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was primarily driven by fixed cost deleverage on decreased net sales, increased performance-based compensation expense, and retail store openings, partially offset by decreased marketing expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $52.6 million, or 6.4%, to $767.2 million. The decrease was primarily driven by macroeconomic factors and reflects lower seasonal bookings and planned inventory reductions by our wholesale customers driving lower consumer replenishment demand. Units sold decreased high-single digits, while average selling prices per unit increased low-single digits.
U.S. Wholesale segment operating income increased $12.9 million, or 9.6%, to $147.0 million, primarily due to an increase in gross profit of $5.0 million and a decrease in SG&A expenses of $8.9 million. Operating margin increased 280 bps to 19.2%. The primary drivers of the increase in operating margin were a 240 bps increase in gross margin and a 40 bps decrease in SG&A rate. The increase in gross margin was primarily due to increased average selling prices per unit, decreased fabric purchase commitment charges and inventory provisions, and decreased air freight costs. These factors were partially offset by increased average cost per unit sold and an unfavorable customer mix due to more off-priced sales. Average cost per unit sold increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The decrease in the SG&A rate was primarily driven by expenses related to the relocation of inventory from an exited third-party warehouse in the first three quarters of fiscal 2022 that did not reoccur in the first three quarters of fiscal 2023, partially offset

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
by fixed cost deleverage on decreased sales and increased performance-based compensation expense.
International
International segment net sales decreased $28.6 million, or 8.7%, to $298.6 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $2.2 million unfavorable effect on International segment net sales. The decrease in net sales was primarily driven by decreased net sales in Canada, decreased demand from our international wholesale partners, and a strengthening of the U.S. Dollar against other foreign currencies. These decreases were partially offset by growth in sales in our Mexico retail stores and wholesale channels and increased average selling prices per unit. Units sold decreased low-teens, while average selling prices per unit increased mid-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 5.6% primarily driven by decreased traffic in our eCommerce channel and in our retail stores.
International segment operating income decreased $16.5 million, or 41.5%, to $23.2 million, primarily due to a decrease in gross profit of $7.7 million and an increase in SG&A expenses of $7.8 million. Operating margin decreased 430 bps to 7.8%. The primary drivers of the decrease in operating margin were a 580 bps increase in the SG&A rate, partially offset by a 160 bps increase in gross margin. The increase in gross margin was primarily due to increased average selling prices per unit and decreased fabric purchase commitment charges and inventory provisions, partially offset by increased average cost per unit sold. Average cost per unit sold increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The decrease in the SG&A rate was primarily due to fixed cost deleverage on decreased sales, increased investments in our Mexican retail stores and technology, and increased performance-based compensation expense.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $18.6 million, or 27.6%, to $86.0 million and unallocated corporate expenses, as a percentage of consolidated net sales, increased 120 bps to 4.1%. The increase as a percentage of consolidated net sales was primarily due to fixed cost deleverage on decreased sales, increased consulting and professional fees, organizational restructuring charges, and increased performance-based compensation expense.
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

	Fiscal quarter ended
	September 30, 2023					October 1, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$93.4	11.8%	$19.2	$66.1	$1.78	$91.6	11.2%	$15.9	$65.0	$1.67
Organizational restructuring(*)	2.9		0.7	2.2	0.06	—		—	—	—
As adjusted	$96.3	12.2%	$19.9	$68.4	$1.84	$91.6	11.2%	$15.9	$65.0	$1.67
(*)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
Note: Results may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three fiscal quarters ended
	September 30, 2023					October 1, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$187.3	9.0%	$38.3	$126.0	$3.36	$269.6	11.7%	$46.4	$169.9	$4.26
Organizational restructuring(1)	4.4		1.0	3.4	0.09	—		—	—	—
Loss on extinguishment of debt(2)	—		—	—	—	—		4.8	15.2	0.38
As adjusted	$191.8	9.2%	$39.3	$129.4	$3.45	$269.6	11.7%	$51.2	$185.0	$4.64
(1)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
(2)Relates to a loss on extinguishment of debt of $19.9 million due to the redemption of the $500 million aggregate principal amount of senior notes due 2025 in April 2022.
Note: Results may not be additive due to rounding.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital, capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in the “Forward-Looking Statements” section of this Form 10-Q, including, but not limited to, our risk factors discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Recent Developments” in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K, we expect inflationary pressures and declining consumer sentiment to continue and to adversely impact our financial results in fiscal 2023. We cannot predict the timing and amount of such impact.
As of September 30, 2023, we had approximately $169.1 million of cash and cash equivalents held at major financial institutions, including approximately $40.7 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at September 30, 2023 were $240.5 million compared to $265.6 million at October 1, 2022 and $198.6 million at December 31, 2022. The overall decrease of $25.1 million, or 9.4%, at September 30, 2023 compared to October 1, 2022 primarily reflects decreased net sales and the timing of wholesale customer shipments and associated payments. Due to the seasonal nature of our operations, the net accounts receivable balance at September 30, 2023 is not comparable to the net accounts receivable balance at December 31, 2022.
Inventories at September 30, 2023 were $620.7 million compared to $899.3 million at October 1, 2022 and $744.6 million at December 31, 2022. The decrease of $278.7 million, or 31.0%, at September 30, 2023 compared to October 1, 2022 was primarily due to decreased in-transit inventory, decreased “pack and hold” inventory, and lower forecasted net sales for fiscal 2023. Due to the seasonal nature of our operations, the inventory balance at September 30, 2023 is not comparable to the inventories balance at December 31, 2022.
Accounts payable at September 30, 2023 were $222.2 million compared to $318.0 million at October 1, 2022 and $264.1 million at December 31, 2022. The decrease of $95.8 million, or 30.1%, at September 30, 2023 compared to October 1, 2022 was primarily due to decreased in-transit inventory, including decreased accruals of freight and duties on in-transit inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Due to the seasonal nature of our operations, the accounts payable balance at September 30, 2023 is not comparable to the accounts payable balance at December 31, 2022.
Cash Flow
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $205.8 million for the first three quarters of fiscal 2023 compared to net cash used in operating activities of $217.5 million in the first three quarters of fiscal 2022. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The increase in operating cash flow was primarily due to favorable changes in working capital, including the reductions in inventories, and lower payments of performance-based compensation, partially offset by decreased net income.
Net Cash Used in Investing Activities
Net cash used in investing activities was $42.5 million for the first three quarters of fiscal 2023 compared to $26.9 million in the first three quarters of fiscal 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures. Capital expenditures in the first three quarters of fiscal 2023 primarily included $28.8 million for U.S and international retail store openings and remodels, $8.0 million for information technology, and $5.0 million for our distribution facilities.
We plan to invest approximately $65.0 million in capital expenditures in fiscal 2023, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $206.6 million in the first three quarters of fiscal 2023 compared to $616.4 million in the first three quarters of fiscal 2022. This change in cash flow from financing activities was primarily due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022 and decreased common stock share repurchases, partially offset by payments on our secured revolving credit facility.
Secured Revolving Credit Facility
As of September 30, 2023, we had $70.0 million outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of September 30, 2023, there was approximately $775.6 million available for future borrowing. In October 2023 and subsequent to the third quarter of fiscal 2023, we paid $70.0 million on our secured revolving credit facility. As of October 27, 2023, the Company had no outstanding borrowings under our secured revolving credit facility. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of September 30, 2023, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term SOFR rate loans and 0.125% for base rate loans. As of September 30, 2023, the applicable borrowing rate for the secured revolving credit facility was approximately 6.55%, consisting of an adjusted term SOFR rate plus the applicable margin. As of September 30, 2023, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of September 30, 2023, the Company had outstanding $500.0 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and scheduled to mature on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of September 30, 2023 is reported net of $2.8 million of unamortized issuance-related debt costs.
Share Repurchases
In the first three quarters of fiscal 2023, we repurchased and retired 975,358 shares in open market transactions for approximately $67.5 million, at an average price of $69.20 per share. In the first three quarters of fiscal 2022, we repurchased and retired 2,942,481 shares in open market transactions for approximately $241.8 million, at an average price of $82.16 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The total remaining capacity under outstanding repurchase authorizations as of September 30, 2023 was approximately $682.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first three quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $2.25 for the first three quarters of fiscal 2023). Additionally, in each of the first three quarters of fiscal 2022, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $2.25 for the first three quarters of fiscal 2022).
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2022 fiscal year ended December 31, 2022. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022, had a favorable effect on our consolidated net sales of approximately $1.2 million. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2023, as compared to the first three quarters of fiscal 2022, had an unfavorable effect on our consolidated net sales of approximately $2.2 million.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of September 30, 2023, there were $70.0 million variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would result in additional interest expense of $0.7 million over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 30, 2023.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(4)
July 2, 2023 through July 29, 2023	129,485	$73.36	129,485	$700,105,395

July 30, 2023 through August 26, 2023	60,163	$72.51	57,804	$695,913,828

August 27, 2023 through September 30, 2023	202,715	$68.47	202,715	$682,034,279

Total	392,363		390,004
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 2,359 shares surrendered between July 30, 2023 and August 26, 2023.
(2)The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)Share purchases during the third quarter of fiscal 2023 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(4)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
The following table provides information about trading plans adopted or terminated for the purchase or sale of the Company’s securities during the third quarter of fiscal 2023:

Trading Plans
Name and Title	Action	Adoption Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Expiration Date
Michael D. Casey, Chairman & Chief Executive Officer	Adoption	8/2/2023	x	—	89,139 (3)	11/6/2024
Richard F. Westenberger, Executive Vice President & Chief Financial Officer	Adoption	8/4/2023	x	—	3,800 (4)	2/16/2024
Brian J. Lynch, President & Chief Operating Officer	Adoption	8/4/2023	x	—	19,500 (5)	11/1/2024
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)A “Non-Rule 10b5-1 Trading Arrangement” as defined under Item 408(c) of Regulation S-K under the Exchange Act and not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(3)Relates to (i) the potential exercises of up to 30,000 vested stock options and the potential sales of shares of the Company’s common stock received upon such exercises and (ii) the potential sales of up to 59,139 shares of the Company’s common stock.
(4)Relates to the potential exercises of vested stock options and the potential sales of shares of the Company’s common stock received upon such exercises.
(5)Relates to (i) the potential exercises of up to 7,500 vested stock options and the potential sales of shares of the Company’s common stock received upon such exercises and (ii) the potential sales of up to 12,000 shares of the Company’s common stock.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	August 18, 2023
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
32	Section 1350 Certification.				X
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 27, 2023	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 27, 2023	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)