Form 10-K
period 2023-12-30
CARTERS INC
filed 2024-02-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2023
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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on July 1, 2023 as reported on the New York Stock Exchange was $2,614,562,313. For purposes of the foregoing calculation only, which is required by Form 10-K, the registrant has included in the shares owned by affiliates those shares owned by directors and executive officers of the registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 20, 2024, there were 36,480,603 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter’s, Inc., scheduled to be held on May 16, 2024, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 30, 2023.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 30, 2023

Statements contained in this annual report that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this press release. These risks and uncertainties include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A, of this Annual Report on 10-K, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: risks related to public health crises, such as the COVID-19 pandemic; changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; risks related to geopolitical conflict, including ongoing geopolitical challenges between the United States and China, the ongoing hostilities in Ukraine, Israel, and the Red Sea region, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; risks related to a shutdown of the U.S. government; financial difficulties for one or more of our major customers; an overall decrease in consumer spending, including, but not limited to, decreases in birth rates; our products not being accepted in the marketplace and our failure to manage our inventory; increased competition in the market place; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; fluctuations in foreign currency exchange rates; risks associated with corporate responsibility issues; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores during the fiscal year. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
PART I
Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.
Our market share data is based on information provided by Circana, LLC (formerly the NPD Group, Inc.). Circana, LLC. (“Circana”) data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers’ point of sale data for children’s apparel in the United States (“U.S.”) and represents the twelve-month period ended December 2023.
Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market. Some Circana market share data is presented based on age segments. The baby and young children’s apparel market in which we compete includes apparel products for ages zero to 10 and is divided into the zero to two-year-old baby market, the three- to four-year-old toddler market, and the five- to 10-year-old kids market. Note that Carter’s defines its product offerings by sizes: baby (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14). In addition, other Circana market share data is presented based on Circana’s definition of the baby and playclothes categories, which is different from Carter’s definitions of these categories.
Certain Circana data cited in prior Annual Reports on Form 10-K were based on an alternate methodology no longer employed by Circana and are not comparable to the current year presentation.
Our trademarks that are referred to in this Annual Report on Form 10-K, including Carter’s, OshKosh B’gosh, OshKosh, Baby B’gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, Carter’s KID, and My Rewarding Moments, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2023 ended on December 30, 2023, fiscal 2022 ended on December 31, 2022, and fiscal 2021 ended on January 1, 2022. All three fiscal years contained 52 calendar weeks.

ITEM 1. BUSINESS
Overview
We are the largest branded marketer of young children’s apparel in North America. We own two of the most highly recognized and trusted brand names in the children’s apparel market, Carter’s and OshKosh B’gosh (or “OshKosh”). We also own Skip Hop, a leading young children’s lifestyle brand, Little Planet, a brand focused on organic fabrics and sustainable materials, and exclusive Carter’s brands developed for Amazon, Target, and Walmart.
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
Additionally, Child of Mine, an exclusive Carter’s brand, is sold at Walmart, Just One You, an exclusive Carter’s brand, is sold at Target, and Simple Joys, an exclusive Carter’s brand, is available on Amazon.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. The baby and young children’s apparel market, ages zero to 10, in the U.S. is approximately $28 billion as of December 2023. In this market, our Carter’s brands, including our exclusive brands, hold the #1 position with over 9% market share and our OshKosh brand has approximately 1% market share as of December 2023.
Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2023, our channels included 1,034 company-owned retail stores, eCommerce websites, approximately 19,350 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. Additional financial and geographical information about our business segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 18, Segment Information, to the consolidated financial statements.
Strategy
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy focuses on three key strategic priorities:
•Provide the Best Value and Experience in Young Children’s Apparel — We own two of the best known and trusted brands in young children’s apparel – Carter’s and OshKosh B’gosh. With over 100 years of rich history, these iconic brands have well-earned reputations for quality and value with generations of consumers, which has contributed to our leading market share in North America. Our omnichannel capabilities include retail stores located in open-air center, outlet, and mall locations as well as a highly rated website, which together provide the broadest and best expression of our assortment in the marketplace. These channels are fully integrated in the U.S. and Canada and provide convenience for consumers, to include same-day and curbside pickup of online purchases.
•Leverage Our Market-Leading Distribution Capabilities — Our global, multichannel business model is unique. No other children’s apparel company in the world has our combined strength in wholesale, retail store, and online capabilities. We are the largest specialty retailer in North America focused on young children’s apparel, with over 1,000 Company-operated stores and dedicated websites in the United States, Canada, and Mexico. In wholesale, we are the largest supplier of young children’s apparel to the largest retailers in North America. We have the most extensive distribution of childrenswear – our brands are sold in more than 19,350 retail locations in North America and through our wholesale customers’ websites. Our global distribution capabilities are further strengthened through our relationships with multi-national retailers and other wholesale partners with over 1,100 points of distribution, and over 100 global websites.
•Drive Shareholder Value Through Profitability, Cash Flow, and Return of Excess Capital — We believe we possess a resilient business model, which historically has resulted in double-digit operating margins, strong operating cash flow, low balance sheet leverage, and meaningful liquidity. In recent years we have benefited from structural changes to our business, which included focusing our efforts on fewer, better, and higher margin sales, reducing lower margin-product choices, closing over 100 low-margin stores, remaining lean on inventory and staffing, and focusing our marketing investments on brand building versus margin-erosive promotions. We believe these changes, along with planned improvements in marketing effectiveness, localized product offerings, and improved digital capabilities, will continue to support our margin, cash flow, and return of capital objectives. Cumulatively over the past 10 years, we have generated $3.5 billion in operating cash flow, invested approximately $0.7 billion in capital expenditures, and returned $2.5 billion to our shareholders through dividends and share repurchases.
Our Brands
Carter’s & OshKosh B’gosh
Our Carter’s and OshKosh product offerings include apparel and accessories for babies (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14).
For our Carter’s brands, our focus is on essential and fashion apparel products for babies and young children, including bodysuits, layette essentials, sleep and play, pants, tops and t-shirts, multi-piece sets, dresses, and sleepwear. We attribute our leading market position to our strong value proposition, brand strength, distinctive design, and commitment to quality, as well as our broad wholesale distribution channel that includes successful and long-standing relationships with leading global and national retailers. Our marketing programs are targeted toward first-time parents, experienced parents, and gift-givers. Our core baby product line provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive Carter’s brands: our Child of Mine brand, which is sold at Walmart, our Just One You brand, which is sold at Target, and our Simple Joys brand, which is available on Amazon.
Carter’s is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. As of December 2023, our multichannel business model enabled our Carter’s brands to maintain a leading market share of over 9% in the zero to 10-year-old market. Our Carter’s brands maintained the leading market position with approximately 20% in the zero to two-year-old baby market and maintained its leading market position with approximately 10% in the three to four-year-old toddler market. Our Carter’s brands also have an approximately 3% market share in the five to ten-year-old kid market.
The focus of the OshKosh brand is high-quality playclothes, including denim jeans, overalls, core bottoms, knit tops, t-shirts, and layering pieces for everyday use, primarily targeted at toddlers and young children. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. As of December 2023, our OshKosh brand’s market share was approximately 1% of the zero to 10-year-old apparel market in the United States.
For both our Carter’s and OshKosh brands, we employ cross-functional teams to develop our product assortments. Team members from merchandising, art, design, sourcing, product development, and planning follow a disciplined development process. We believe this approach, which includes consumer research, value engineering, and rigorous attention to detail, results in compelling consumer product offerings, increases consumer response, and supports efficient and productive operations.
We are focused on strengthening our brands with consumers by differentiating our products through fabric softness, on-trend styling, updated packaging and presentation strategies, and consumer-facing marketing. We also place importance on differentiating our brand experience through in-store fixturing, branding, signage, photography, and advertising across all of our global channels of distribution.

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
We also partner with other brand owners to further expand our retail apparel product offerings, including a range of licensed sports and character t-shirts, bodysuits, and sleepwear.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to expectant parents and families with young children. Our Skip Hop brand is best known for kid’s bags, home gear, and products for playtime, mealtime, bath time, and travel, and combines innovative functionality with attractive design.
We believe Skip Hop is a global lifestyle brand. Skip Hop’s core philosophy and positioning revolves around its brand promise — “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both in-house design and creative teams, each of which is dedicated to meeting that goal. We carry Skip Hop branded products in our retail stores and on our eCommerce site, and have made investments in in-store fixturing, branding, and signage, along with digital advertising, to further strengthen the position of the Skip Hop brand.
Little Planet
Our Little Planet brand launched in 2021 and is a primarily organic and sustainable apparel brand created to serve a growing consumer need for beautiful heirloom-quality baby and toddler products developed using sustainable materials. The assortment of products includes sleepwear, swimwear, outerwear, bedding, accessories, and toys. Little Planet products are primarily sold through our eCommerce site, our retail stores, and in the wholesale channel at Target.
Sales Channels
We sell our Carter’s, OshKosh, Skip Hop, and Little Planet branded products through multiple channels, both in the United States and globally.
U.S. Retail
Our U.S. Retail segment includes sales of our products through our U.S. retail stores and eCommerce sites, including through our omni-channel capabilities to allow our customers to experience our brands as a seamless shopping experience in the channel of their choice.
Our U.S. retail stores are generally located in high-traffic open-air shopping centers and malls in or near major cities or in outlet centers that are near densely-populated areas. We believe our brand strength, product assortment, shopping experience, and high quality service have made our retail stores a destination for consumers seeking children’s apparel and accessories.
Each of our stores carries an assortment of Carter’s, OshKosh, and/or Skip Hop branded products, as well as other products, including Little Planet branded products, depending on the store and location. As of the end of fiscal 2023, the square footage of our stores ranged from approximately 4,300 to 7,300 square feet, with an average of approximately 5,000 square feet per location. As of the end of fiscal 2023, in the United States we operated 792 stores.
We regularly assess potential new retail store locations and existing store closures based on demographic factors, retail adjacencies, competitive factors, population density, and growth projections as part of a rigorous real estate portfolio optimization process.
We also sell our products through our U.S. eCommerce websites at www.carters.com, www.oshkosh.com, and www.skiphop.com, and through our mobile app.

We focus on the customer experience through store and eCommerce website design, visual aesthetics, clear product presentation, and exceptional customer service. Our eCommerce websites also feature product recommendations and online-only offerings.
We strive to create a seamless omni-channel experience between our retail stores and our eCommerce websites. Customers can choose to have eCommerce purchases shipped directly to them (same-day shipping available in select markets), to pick-up the purchases in a store (buy-online, pick-up in-store), or through our curbside pick-up services. eCommerce purchases, including from our eCommerce websites and mobile app, may be shipped from one of our distribution facilities or from a retail store (buy-online, deliver-from-store). Store purchases are primarily fulfilled from each store’s inventory, but our in-store buy-online services offer our broadest assortment to be shipped to a customer from one of our distribution facilities or from another retail store. In fiscal 2022, we began utilizing Radio Frequency Identification (“RFID”) technology in our stores. This technology helps us to improve our management of inventory and allows us to fulfill more omni-channel orders more effectively.
U.S. Wholesale
Our U.S. Wholesale segment includes sales of our products to our U.S. wholesale customers.
Our Carter’s brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, Macy’s, and Sam’s Club. Additionally, our Child of Mine exclusive brand is sold at Walmart, our Just One You exclusive brand is sold at Target, and our Simple Joys exclusive brand is available on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon and Target.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, Target, and Walmart.
We collaborate with our wholesale customers to provide a consistent and high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation initiatives. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
Our largest wholesale customer accounted for approximately 10.4% of consolidated net sales in fiscal 2023.
International
Our International segment includes sales of our products through our retail stores and eCommerce sites in Canada and Mexico. As of the end of fiscal 2023, in Canada we operated 188 co-branded Carter’s and OshKosh retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 54 retail stores and an eCommerce site at www.carters.com.mx.
Our International segment includes sales of our products to wholesale accounts outside of the United States, including both domestic retailers with international operations and international retailers. In addition, we license our Carter’s and OshKosh brands to international customers that sell our products through branded retail and online stores, as well as to wholesale customers, within their licensed territories. Our International segment includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of the end of fiscal 2023 our International channel included wholesale accounts in approximately 19,350 locations in North America and wholesale accounts and licensees who operated in over 1,100 locations outside of North America. As of the end of fiscal 2023, we had 39 international licensees who operated in over 90 countries.
Our Marketing Strategy
For all of our brands, our marketing is largely focused on driving brand preference and engagement with both first-time and experienced parents, as well as gift-givers. Our goal is to have the most top-of-mind, preferred brands in the young children’s apparel market and to connect with diverse, digitally savvy customers. As such, our marketing investments are targeted at acquiring new customers, developing stronger relationships with our existing customers, and extending our customers’ tenure with our brands, and include our newly-developed marketing personalization capabilities, customer loyalty program, digital and social media, and strengthened consumer-facing technologies such as our mobile app.
We operate our My Rewarding Moments customer loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2023, our U.S. retail sales were predominantly made to members of My Rewarding Moments. In 2024, we will be relaunching our loyalty program with the goals of further deepening our customer loyalty, increasing the frequency of visits, and growing customer lifetime value.
Complementing our My Rewarding Moments loyalty program is our Carter’s credit card program, which we launched in the United States in 2019. A third-party financial institution issues the Carter’s credit card to consumers and bears all underwriting and credit risk under the program. The Carter’s credit card provides added benefits for our My Rewarding Moments customers, which it will continue to do with our loyalty program relaunch. Under the credit card program agreement with the third-party financial institution, the Company receives payments for the establishment of new credit accounts, as well as royalties on the usage of the credit card by customers.
Our Global Sourcing Network
We source all of our garments and other products from a global network of third-party suppliers, primarily located in Asia. We source the remainder of our products primarily through North America, Africa, and Central America. During fiscal 2023, approximately 74% of our product was sourced from Cambodia, Vietnam, Bangladesh, and India, and approximately 66% of the fabric that was used in the manufacture of our products was sourced from China, with the remainder primarily from India, Bangladesh, Thailand, and Taiwan. We do not own any raw materials or manufacturing facilities.
Our sourcing operations are based in Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. Our Hong Kong office acts as an agent for substantially all of our sourcing in Asia and monitors production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have sourcing offices in Cambodia, Vietnam, China, and Bangladesh to help support these efforts.
Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, environmental, trade, labor and intellectual property protection conditions in the countries in which we source our products, and we conduct assessments of our manufacturers and supply chain, as discussed under “—Responsible Sourcing” below. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. We regularly inspect and supervise the manufacture of our products as well as test the products in order to maintain safety and quality control, monitor compliance with our manufacturing specifications and social responsibility standards, and to ensure timely delivery. We also inspect finished products at the manufacturing facilities.
We generally arrange for the production of products on a purchase order basis with completed products manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against losses arising during shipping.
We have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of each foreign manufacturer with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.
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
Responsible Sourcing
We have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our ethical and social responsibility standards before we place orders for product with that factory. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to identify potential improvements, and we integrate this information into our on-going sourcing decisions. Our vendor code of ethics, with which we require our factories to comply, outlines our standards for supplier behavior in creating a fair and safe workplace and covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters. In addition, our social responsibility policy establishes our expectations for our global suppliers and guides our oversight. This policy is derived from the policies, standards, and conventions of the International Labor Organization, and includes a commitment to the Universal Declaration of Human Rights.

Sustainability
We issued our third annual Corporate Social Responsibility (“CSR”) Report in fiscal 2023, in which we highlighted our three strategic pillars that guide our long-term CSR commitments: Product, Planet, and People. In furtherance of these commitments, we discussed our efforts to grow our sustainable product offerings, reduce our carbon footprint, and uplift our workers and communities. In fiscal 2022, we continued to transition to more sustainably grown cotton through the Better Cotton Initiative and introduced LENZING™ ECOVERO™, a sustainable viscose fiber sourced from responsibly managed forests. We also expanded the scope of our Little Planet product offerings, and we plan to increase the availability of sustainable choices across all our product lines. We have increased our transparency on our chemicals management process by publishing a Restricted Substances List, designating chemicals that should be minimized or avoided in our apparel and accessories, and are working with our suppliers to minimize or avoid the use of such chemicals in our products. We use the OEKO-TEX® Standard 100 certification label, a well-known certification for textiles tested for harmful substances, which appeared on much of our baby apparel and sleepwear in fiscal 2023. We have established targets, validated by the Science-Based Target Initiative, to reduce our Scope 1 and 2 greenhouse gas emissions.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third-party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to us and to our customers by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate three distribution centers in Georgia: an approximately 1.1 million square-foot multichannel facility in Braselton, a 0.5 million square-foot facility in Stockbridge, and a 0.2 million square-foot single-channel facility in Jonesboro. We outsource certain distribution activities to third-party logistics providers located in California and leverage additional third-party providers in Georgia primarily for storage seasonally. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, and preparing and shipping them to our wholesale customers, retail stores, and eCommerce customers.
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
Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition in our market is generally based on a variety of factors, including comfort and fit, quality, pricing, style, and selection. Both national brand and private label manufacturers as well as specialty apparel retailers aggressively compete in the baby and young children’s apparel market. Our primary competitors include (in alphabetical order): Gap, Old Navy, and The Children’s Place; Cat & Jack (private label sold exclusively in Target) and Garanimals (sold exclusively in Walmart); and Disney, Nike, and Under Armour (national brands). Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the awareness and strength of our brand names, combined with the breadth and value of our product offerings, broad distribution, scale, and operational expertise, position us well against these competitors.
Seasonality and Weather
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full fiscal year. In addition, our business is susceptible to unseasonable weather conditions, which could influence consumer behavior, customer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could affect the level and timing of demand.
Human Capital Management
As of the end of fiscal 2023, we had approximately 15,230 employees globally. The tables below present the composition and location of our employees:

	Employee Count	% of Total
Retail stores	11,840	77.7%
Corporate offices	1,860	12.2%
Distribution centers	1,530	10.1%
Total	15,230	100.0%

	Employee Count	% of Total
United States	12,070	79.2%
Canada	2,160	14.2%
Mexico	680	4.5%
Other (primarily countries in Asia)	320	2.1%
Total	15,230	100.0%
Talent and Development
We are guided by our core values:
•Act with Integrity
•Exceed Expectations
•Inspire Innovation
•Succeed Together
•Invest in People

We believe that to succeed as a business and to positively impact families and our communities, we must first create and maintain an inclusive, supportive workplace culture that fosters high employee engagement. We believe in developing our employees and offer numerous formal training opportunities as well as ongoing informal on-the-job learning, including:
•mentoring, reverse mentoring, and executive development programs that nurture emerging talent and facilitate knowledge sharing, benefiting employees at all stages of their careers;
•development days, when employees step away from their day-to-day responsibilities for curated professional growth opportunities;
•online courses and formal development programs designed to enhance personal leadership skills, business acumen, and people management skills, as well as specialized development resources for our retail store, distribution center and office employees; and
•each year, we award scholarships to Carter’s employees and children of employees to attend an accredited college or university.
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
Health and Safety
We maintain a culture focused on safety with the goal of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety incidents by reducing their frequency and severity, and we review and monitor our performance closely.
Available Information
Our corporate website address is https://corporate.carters.com. On our investor relations website (ir.carters.com), we make available, free of charge, our SEC filings, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website the Carter’s Code of Ethics, the Vendor Code of Ethics, and the CSR Report our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K for the year ended December 30, 2023.
Risks Related to Global and Macroeconomic Conditions
•Our business is sensitive to overall levels of consumer spending, particularly in the young children’s apparel market.
•Our business could be negatively impacted by political or economic risks that we are exposed to as a part of our global operations.
•The COVID-19 pandemic and other global crises had, and may in the future have, a significant adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Brands and Product Value
•The acceptance of our products in the marketplace is affected by consumer tastes and preferences, along with fashion trends.
•We may be unable to protect our intellectual property rights, which could diminish the value of our brands, weaken our competitive position, and adversely affect our reputation and results.
•Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or we receive negative publicity, the value of our brands, and our sales, could be diminished.
•We may experience delays, product recalls, or loss of revenues or incur additional costs if our products do not meet our quality standards.
Risks Related to Operating a Global Business
•We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
•Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
•Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
•Our eCommerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.
•Profitability and our reputation and relationships could be negatively affected if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.
•Our profitability may decline as a result of lower margins, such as through deflationary pressures on our selling prices and increases in production costs and costs to serve.
•We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw materials, labor, and transportation costs, which may impact our expenses and profitability.
•Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.
•Our business could suffer a material adverse effect from unseasonable or extreme weather conditions, or other effects of climate change.
Risks Relating to Litigation
•We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations.
Risks Relating to Cybersecurity, Data Privacy, and Information Technology
•Our systems, and those of our third-party vendors, containing personal information and payment data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
•Failure to implement new information technology systems or needed upgrades to our systems, including operational and financial systems, could adversely affect our business.

Risks Related to our Global Supply Chain and Labor Force
•We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources are subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.
•A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
•Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
•Our inability to effectively source and manage inventory could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.
•Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.
Risks Relating to Our International Expansion
•Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
Risks Related to Executing Our Strategic Plan
•Our failure to properly manage strategic initiatives in order to achieve our objectives may negatively impact our business.
•Our success is dependent upon retaining key individuals within the organization to execute our strategic plan.
•We may be unable to grow through acquisitions or successfully integrate acquired businesses, and such acquisitions may fail to achieve the financial results we expected.
Risks Related to Financial Reporting, Our Debt, and Taxes
•We may not achieve sales growth plans, profitability objectives, and other assumptions that support the carrying value of our intangible assets.
•We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
•We may experience fluctuations in our tax obligations and effective tax rate.
General Risks
•Quarterly cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock.
•The market price of our common stock may be volatile.
•Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
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
Both retail consumer and wholesale customer demand for young children’s apparel and accessories, specifically brand name apparel products, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of global and macroeconomic factors, such as overall economic conditions and employment levels, gasoline and utility costs, business conditions, market volatility, bank failures, availability of consumer credit, tax rates, the availability of tax credits, interest rates, inflationary pressures and general uncertainty regarding the overall future political and economic climate, levels of consumer indebtedness, foreign currency exchange rates, weather, and overall levels of consumer confidence. For example, in recent years, the U.S. economy has been negatively impacted by historically high inflation rates, which have negatively impacted and may continue to negatively impact consumer demand. Although birth rates have recently stabilized, birth rate fluctuations, which in turn affect the number of customers that are acquired and retained, can have a material impact on consumer spending and our business. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.
Our business could be negatively impacted by political or economic risks that we are exposed to as a result of our global operations.
We are subject to general political and economic risks in connection with our global operations, including political instability (both in the United States and globally, including the ongoing conflict between Russia and Ukraine and the related economic and retaliatory measures), the ongoing war between Israel and Hamas, the conflict in the Red Sea region, terrorist attacks, and changes in diplomatic and trade relationships, any of which may have a significant adverse effect on our business, financial condition, and results of operations. In recent months, we have observed increased economic uncertainty in the United States and abroad. These developments have led to growing concerns about the systemic impact of a potential global economic recession, energy costs, geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to recent global economic conditions we have seen and may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby adversely affecting our customers’ ability or willingness to purchase our products.
Public health crises, such as the COVID-19 pandemic, have and may in the future have a significant adverse effect on our business, financial condition, and results of operations.
We are subject to public health crises, such as the COVID-19 pandemic, which has had and may continue to have a significant impact on our operations, cash flow and liquidity. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, and created significant disruption in financial and retail markets, including increased unemployment rates and a disruption in consumer demand for baby and children’s clothing and accessories. Uncertainty caused by pandemics, epidemics, or similar public health crises could lead to prolonged economic downturns and reduce or delay demand for our products, in which case our revenues could be significantly impacted. The extent to which COVID-19 or another similar public health crisis impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including a resurgence of COVID-19, including new variants, the timing or effectiveness of vaccine roll-outs globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy.
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
We may be unable to protect our intellectual property rights, which could diminish the value of our brand, weaken our competitive position, and adversely affect our reputation and results.
We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing and vendor arrangements, to establish and protect our intellectual property assets and rights. The steps taken by us or by our licensees and vendors to protect our proprietary rights may not be adequate to prevent either the counterfeit production of our products or the infringement of our trademarks or proprietary rights by others. Despite our efforts, our brands are still susceptible to counterfeiting. Such counterfeiting dilutes our brands and can cause harm to our reputation and business. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting trademarks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished, and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically or through acquisitions, and any such claim could be expensive and time consuming to defend, regardless of their merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.
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
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or if we receive negative publicity, the value of our brands, and our sales, could be diminished.
We have invested significantly in our brands and believe that maintaining and enhancing our brands’ identities is crucial to our success. Our ability to attract customers depends in large part on the success of marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, direct mail, and television advertising. While our goal remains to increase the strength, recognition and trust in our brand by increasing our customer base and expanding our products, if in the future any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new customers or increase the activity of our existing members on our platform in a cost-effective manner.
We may experience delays, product recalls, or loss of revenues or incur additional costs if our products do not meet our quality standards.
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality control standards. A failure in our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, may be sold by third-parties without our knowledge or consent. This could materially harm our brand and our reputation in the marketplace. Although we have not incurred any material product recalls or delays to date, we have been subject to product recalls and/or delays in the past. We cannot provide any assurances that such events will not occur and impacts therefrom will not be material in the future.
Risks Related to Operating a Global Business
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The global baby and young children’s apparel and accessories market is highly competitive and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers including in certain instances some of our wholesale accounts. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements and preferences more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, adopt more aggressive pricing strategies than we can, and more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning.

Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
A significant amount of our business is with our wholesale customers. For fiscal 2023, we derived approximately 34% of our consolidated net sales from our U.S. Wholesale segment, approximately 33% of our consolidated net sales from our top ten wholesale customers, and approximately 29% of consolidated net sales from our top five wholesale customers, which includes net sales from our exclusive brands sold, in alphabetical order, at Amazon, Target, and Walmart. Our largest wholesale customer accounted for approximately 10.4% of consolidated net sales in fiscal 2023.
As of the end of fiscal 2023, approximately 80% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As we have experienced in the past, we face the risk that if one or more of these customers significantly decreases their business, does business with us on less favorable terms or terminates their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, changes in merchandising strategies, or other reasons, then we may have significant levels of excess inventory that we may not be able to place elsewhere, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for estimated credit losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations. For instance, the parent company of buybuy BABY, Bed Bath & Beyond, Inc., filed for Chapter 11 bankruptcy in April 2023 and closed all of its 360 stores.
Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
We derive a significant portion of our revenues through our retail stores in leased retail locations across the United States, Canada, and Mexico. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to generate profitable store sales volumes. A significant number of our stores are located in malls and other shopping centers, and many of these malls and shopping centers have been experiencing declines in customer traffic. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Some new stores may be located in areas where we have existing sales channels. Increasing the number of stores in these markets may result in inadvertent diversion of customers and sales from our existing sales channels in the same market, thereby negatively affecting our results of operations. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations. In addition, if consumer shopping preferences transition more from brick-and-mortar stores to online retail experiences, with us or other retailers, any increase we may see in our eCommerce sales may not be sufficient to offset the decreases in sales from our brick-and-mortar stores.
We also must be able to effectively renew our existing store leases on acceptable terms. In addition, from time to time, we may seek to renegotiate existing lease terms or downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to renew existing store leases, secure adequate new lease terms, or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, including the failure to successfully identify and close underperforming stores, could have a material adverse effect on our results of operations.
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
The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate consumer demand and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business in the United States, Canada, and Mexico include:
•the failure of the computer systems, including those of third-party vendors, that operate our eCommerce sites and mobile apps, including, among others, inadequate system capacity, service outages, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
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
Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations. In addition, in fiscal 2023 we experienced a decrease in net sales in our eCommerce channel compared to fiscal 2022. Our eCommerce business may continue to be negatively impacted if we do not successfully integrate our traditional brick-and-mortar shopping experience with our eCommerce experience or if we fail to improve on our eCommerce shopping experience, and any increase we may see in net sales from the growth in brick-and-mortar retail may not be sufficient to offset the decreases in net sales from eCommerce.
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
The global apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment, and changes in consumer demand. The demand for baby and young children’s apparel and accessories in particular may also be subject to other external factors, such as general inflationary pressures, as well as the costs of our products, which are driven in part by the costs of raw materials (including cotton and other commodities), labor, fuel, transportation and duties, any increases in mandatory minimum wages, and the costs to deliver those products to our customers. If external pressures, including increased inflationary pressures on our consumers’ discretionary spending and deflation, cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, or if we are unable to fully optimize prices or pass on increased costs to our customers, our profitability could decline. Additionally, while deflation could positively impact our product costs, it could have an adverse effect on our average selling prices per unit, resulting in lower sales and operating results. This could have a material adverse effect on our results of operations, liquidity, and financial condition.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw materials, labor, and transportation costs, which may impact our expenses and profitability.
As a large, branded marketer of apparel for babies and young children, we rely on vendors, distribution resources and transportation providers. In fiscal 2022 and 2023, the costs of raw materials, packaging materials, labor, energy, fuel, transportation, and other inputs necessary for the production and distribution of our products increased significantly. We have recently seen moderation in the costs of raw materials and ocean freight, but cannot predict the impact that increased costs will have on our expenses and profitability.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume, as consumers may choose less expensive options, or forego some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or operating results may be adversely affected. Conversely, if competitive pressures or other factors prevent us from offsetting increased costs by price increases, our profitability may decline.
Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.
We have operations in Canada, Mexico, and Asia, and our vendors, third-party manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has experienced significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Our international wholesale customers have from time to time and may in the future be negatively impacted by inflation, the stronger U.S. dollar, and global conflicts. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the businesses of our third-party manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in currency exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.
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
In addition, there is concern that climate changes could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters, which could have a long-term adverse impact on our business and results of operations. These changes may increase the effects described above, and changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key materials, such as cotton.
Further, risks related to environmental and sustainability policies, laws, technologies, and negative impacts on our reputation, can impact our business in the short-, medium-, and long-term. For example, if global suppliers decide to pass additional costs from current and emerging regulation related to emissions reductions or global carbon tax schemes, we could be impacted by those additional costs. Additionally, increasing consumer awareness of environmental issues has sparked a trend in the industry of offering more sustainable products, allowing customers to make conscious decisions, which could put us at a competitive disadvantage as compared to other companies.

Environmental, social, and governance matters and any related reporting obligations may adversely impact our business, financial condition and results of operations.
U.S. and international regulators, customers, and investors are increasingly focused on corporate environmental, social, and governance (“ESG”) practices and disclosures and may evaluate our business or other practices according to a variety of ESG targets, standards, and expectations. For example, new domestic and international laws and regulations relating to ESG matters are under consideration or being adopted. The SEC has proposed a rule requiring disclosure of a broad range of climate change-related information and similar laws have been enacted in the State of California and jurisdictions such as the European Union. These, and additional legislation which may be passed, may cause us to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks, as well as other ESG topics.
Although we have announced goals with respect to certain ESG topics, including Scope 1 and 2 greenhouse gas emissions, suppliers with science-based sustainability targets, waste, plastic packaging, and water usage, as well as goals with respect to our products and our people, we may be unable to meet them or be required to revise them. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, results of operations, or financial condition. Furthermore, the criteria by which our ESG practices, including our initiatives and public goals, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers, and investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public goals or to accurately disclose our progress on such goals or initiatives, our reputation, business, financial condition and results of operations could be adversely impacted.
Risk Relating to Litigation
We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations.
We are subject to various claims and pending or threatened lawsuits in the course of our business, including claims that our designs infringe on the intellectual property rights of third parties. We are also affected by trends in litigation, including class action litigation brought under various laws, including product liability, consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. When appropriate, reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or decide to pay amounts in connection with any such claims or lawsuits, such amounts could exceed applicable insurance coverage, if any, or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, financial condition, and results of operations. Product safety concerns may also require us to recall selected products at a substantial cost to us, which may lead to a lack of consumer trust and reputational harm to the affected brand. Product safety concerns, or the failure to manage recalls or defects, could also result in governmental fines, product liability litigation, lost sales and increased costs.
Risks Related to Cybersecurity, Data Privacy, and Information Technology
Our systems, and those of our third-party vendors, containing personal information and payment data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
We rely on the security of our networks, databases, systems, and processes to protect our proprietary information and information about our customers, employees, and vendors, including customer payment information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent data compromise and rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission and storage of digital information. However, our IT systems are vulnerable to damage or interruption from a variety of sources, including physical damage, telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism, and war, and we have experienced interruptions in the past. These systems, including our servers, are also vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). We have outsourced elements of our IT systems, including to cloud-based solution vendors, and use third-party vendors in other aspects of our operations and, as a result, a number of third-party vendors may or could have access to confidential information. Our third-party vendors have experienced service interruptions and cyber-attacks in the past, and we expect they will continue.
Cyber criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased, due in part to cyber-attacks stemming from the Russia-Ukraine conflict. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, while we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these issues may not be successful.
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
We are also reliant on the security practices of our third-party service providers, which may be outside of our direct control. The services provided by these third parties have been, and will likely continue to be, subject to the same risk of outages, other failures and security breaches described above. If these third parties fail to adhere to adequate security practices, or experience a breach of their systems, the data of our employees and customers may be improperly accessed, used or disclosed. In addition, our third-party providers may take actions beyond our control that could harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating, or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions in our business, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any loss or interruption to our systems or the services provided by third parties, and the other risks from cybersecurity threats described above, could adversely affect our business strategy, financial condition, or results of operations. Although the aggregate impact of cybersecurity breaches has not been material to date, we have been subject to cybersecurity incidents in the past, including within the last three years, and expect them to continue as cybersecurity threats evolve in sophistication. We cannot provide any assurances that such events will not occur and impacts therefrom will not be material in the future.
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
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, and/or impact our ability to deliver to our customers. For example, we have recently experienced delays with respect to our shipments via ocean vessels due to attacks by a militant group at the entrance to the Red Sea region. These attacks have required us to route shipments around the Cape of Good Hope at the southern tip of Africa, which has added an additional seven to ten days of transit time. Typically, approximately 65% of our products are shipped through the Red Sea to arrive at their destination on the East Coast of the U.S. and we expect delays of approximately seven to ten days if the hostilities in the region continue. We expect that the adverse impact of the hostilities in the region, including additional transportation fees to re-route these shipments, could be approximately $6.0 to $7.0 million through the end of June 2024. If these hostilities continue or escalate, our business and results of operations could be materially adversely affected.
Also, the United States Treasury Department has placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for human rights violations and took other significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China, including withhold release orders issued by U.S. Customs and Border Protection, (“US CBP”). Additionally, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The UFLPA took effect on June 21, 2022 and, along with US CBP withhold release orders, may in turn have an adverse effect on global supply chains, including our own supply chains for cotton and cotton-containing products, and the price of cotton in the marketplace. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain. Although we do not knowingly source any products from the XUAR and we have no known involvement with China’s Xinjiang Production and Construction Corporation (“XPCC”) or its affiliates, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found or suspected to have dealings, directly or indirectly, with XPCC or entities with which it may be affiliated. Additionally, our products have been and, in the future, could be held or delayed by the US CBP under the withhold release orders, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines, or sanctions, if products we source are associated in any way to XPCC or the XUAR, our reputation could be damaged.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2023, we purchased approximately 55% of our products from ten vendors, with three vendors representing approximately one half of the purchases made from our top ten vendors. Additionally, we estimate that approximately 66% of the fabric that is used in the manufacture of our products is sourced from China. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors become insolvent or experience financial difficulties, manufacturing capacity constraints, significant labor disputes, or restrictions imposed by foreign governments) our business, results of operations, and financial condition may be adversely affected.
Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third-party factories where our goods are produced, the shipping ports we use, or within our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the West Coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of this west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. We, along with other companies, have also shifted a significant amount of our product deliveries to ports of entry on the East Coast of the United States, which have experienced volume increases that created, and may continue to create, delays at these ports that did not exist before we, and others, shifted significant volume to them. The ports of entry to which we deliver on the East Coast may also be subject to labor disputes, work slowdowns, lockouts, strikes, or other disruptions. Further, in the past, the insolvency of a major shipping company has also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
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
Additionally, the nature of our business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we increase our inventory levels, and to support our retail omni-channel strategies, including our buy on-line and pick-up in store program. Merchandise usually must be ordered well in advance of the season in which it is expected to be sold, and frequently before apparel trends are validated by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases and allocations to our sales channels. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins, and too little inventory may result in lost sales.
Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.
We process a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at our distribution facility (such as a high level of demand during peak periods) or because of natural disasters, health issues, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. Additionally, we have experienced significant competition in hiring employees for this facility, and in order to address this, we have increased wages and implemented other policies in order to retain existing employees and attract additional employees. These wage increases impacted our operating results. We are likely to continue to face challenges in hiring employees for this facility due to increased competition and we may incur additional employee-related costs, when necessary, which would impact our operating results. These staffing difficulties have caused and may in the future cause additional capacity constraints. Additionally, if we are unable to adequately staff this facility to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results may be further harmed.
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
We cannot be sure that we can successfully complete any planned international expansion or that new international business will be profitable or meet our expectations. We do not have significant experience operating in markets outside of North America. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations, including our international supply chain operations. Significant changes in foreign laws or relations, such as political uncertainty and potential trade wars between nations in which we operate, may also hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. If our international expansion plans are unsuccessful, our results could be materially adversely affected.

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
Given the trend of declining customer traffic in malls and shopping centers, our multichannel business model is an important pillar of our strategic plan. Our multichannel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. However, to be effective, this strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Omni-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and address new developments and technology investments by our competitors. Our omni-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. We have made significant investments in our direct-to-consumer capabilities in recent years, including same-day fulfillment of online purchases and radio frequency identification (RFID) technology, in order to increase the visibility and accuracy of our inventories. If we are unable to attract and retain employees or contract with third-parties having the specialized skills needed to support our multichannel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers' orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand and delivery promises to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
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
Risks Related to Financial Reporting, Our Debt, and Taxes
We may not achieve sales growth plans, profitability objectives, and other assumptions that support the carrying value of our intangible assets.
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned profitability objectives. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values. For example, in fiscal 2022, we recorded a non-cash pre-tax impairment charge of $9.0 million on our Skip Hop indefinite-lived tradename asset, reflecting the effect of increased discount rates and lower forecasted sales and profitability.
We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of the end of fiscal 2023, we had $500.0 million aggregate principal amount of debt outstanding (excluding $4.4 million of outstanding letters of credit), and $845.6 million of undrawn availability under our senior secured revolving credit facility after giving effect to $4.4 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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
The market price of our common stock may be volatile.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
To effectively assess, identify, and manage material risks from cybersecurity threats, the Company maintains a cyber risk management program, which is led by our Chief Information Security Officer and Vice President of Infrastructure Services and Supply Chain Systems (the “CISO”). The CISO reports to the Senior Vice President and Chief Information Officer (the “CIO”), who in turn reports to the CFO.
The Company has implemented the following processes to assess, identify, and manage material risks from cybersecurity threats:
•Annual assessments, by an independent third party, of the Company’s cybersecurity framework under the National Institute for Standards and Technology (“NIST”) cybersecurity framework;
•Penetration tests conducted by a third-party;
•Simulation of attacks on the Company’s systems by third-parties to test the Company’s systems and protections;
•“Table-top” simulation exercises involving the Company’s management and its third-party consultants and advisors to simulate a cyber incident and the Company’s response to that incident, pursuant to the Company’s Incident Response Plan; and
•Payment card industry (“PCI”) audits to assess the Company’s processing of credit card transactions pursuant to standards adopted by the PCI.
In addition, to mitigate material risks from cybersecurity threats, the Company has implemented various controls, including, but not limited to, the following:
•Intrusion prevention controls (such as network segmentation and firewalls);
•Access controls (such as identity and access management and multi-factor authentication on critical applications and systems);
•Detection controls (such as endpoint threat detection and response, and logging and monitoring involving the use of a third-party for security information and event management, with reports and alerts provided by the third-party to the CISO’s team); and
•Threat protection controls (such as mandatory cyber-threat training and simulated phishing campaigns with employees, vendor management programs, and vulnerability and patch management).
The Company has integrated its processes for assessing, identifying, and managing material risks from cybersecurity threats into its overall risk management framework, including through coordination with the Company’s internal leader of Enterprise Risk Management, and through quarterly reporting to the Company’s Audit Committee. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, except as disclosed in the risk factor titled “Our systems, and those of our third-party vendors, contain personal information and payment data of our retail store and eCommerce customers, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses” in Part I, Item 1A, “Risk Factors”.
The Company has also implemented processes for overseeing and identifying risks from cybersecurity threats associated with its use of third-party service providers. For example, the Company has implemented the following:
•Vendor onboarding processes including a Privacy Impact Assessment and a Cyber Security and Compliance Questionnaire; and
•Enrollment of each vendor in a third-party risk monitoring tool that alerts the CISO’s team should that vendor’s security posture change.

Governance
The Audit Committee of the Board of Directors oversees risks from cybersecurity threats, including through quarterly reports to the Audit Committee by the Company’s CISO and CIO and, as needed, special reports to the Audit Committee and/or the Chairperson of the Audit Committee. The Audit Committee includes members with technology and cybersecurity experience and certifications, including a Committee member with over 28 years of experience working for Hewlett Packard Enterprise Company and a Committee member with a Computer Emergency Readiness Team (“CERT”) Certificate in Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University and completion of the National Association of Corporate Directors Master Course in Cybersecurity.
Management plays an integral role in assessing and managing the Company’s material risk from cybersecurity risks. The assessment and management of those risks is led by the Company’s CISO, who has over 20 years of experience working in information technology, including over 10 years specifically focused on information security, infrastructure, and strategy, and the Company’s CIO, who has over 25 years of experience in Retail, Consumer Products, Merchandising, Supply Chain and IT, of which 15 years have been in leadership roles, and implemented by the CISO’s team, who are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, processes and operations. The CISO and CIO lead quarterly meetings of the Company’s Security Executive Steering Committee (the “Steering Committee”), which is composed of the Company’s CFO, General Counsel, and CIO. The Steering Committee drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management and reporting.
The Company’s management maintains and implements a written Incident Response Plan, which is reviewed and updated on an annual basis and includes an Incident Response Plan Executive Committee consisting of the Company’s CIO, CISO, and General Counsel. In addition, members of the CISO’s and CIO’s teams monitor the Company’s systems and processes and promptly report incidents as required under the Incident Response Plan, including, but not limited to, reporting to the appropriate members of management and, as needed, the Audit Committee.
The Incident Response Plan has been developed to align with the four phases for the security handling lifecycle set forth in the National Institute for Standards and Technology Special Publication 800-61: (1) Preparation, (2) Detection & Analysis, (3) Containment Eradication & Recovery, and (4) Post-Incident Activity.
ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of December 30, 2023.
Our corporate headquarters occupies 209,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in July 2035. In addition, we occupy leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and we occupy leased space in Hong Kong, which serves as our principal sourcing office in Asia. We also lease other space in Georgia and New York, as well as in Bangladesh, Cambodia, China, Mexico, and Vietnam that, depending on the site, serves as a sourcing, sales, or administrative office. We also own a 224,000 square foot facility in Griffin, Georgia.
Our largest distribution centers, which we lease, are located in Braselton, Georgia, Stockbridge, Georgia, and Jonesboro, Georgia and are 1.1 million, 0.5 million, and 0.2 million square feet, respectively. The distribution centers in Braselton, Georgia and Stockbridge, Georgia support all of our operating segments, and the distribution center in Jonesboro, Georgia supports our U.S. Wholesale segment. We also lease additional space in or use third-party logistics providers in California, Canada, China, Mexico, and Vietnam for warehousing and distribution purposes.
We also operate the following number of leased retail stores: 792 in the United States, 188 in Canada, and 54 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 3.2 years, excluding renewal options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol CRI. As of February 20, 2024, there were 172 holders of record of our common stock. The vast majority of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Open Market Share Repurchases
The following table provides information about shares repurchased during the fourth quarter of fiscal 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

October 1, 2023 through October 28, 2023	188,761	$66.65	188,761	$669,453,093

October 29, 2023 through November 25, 2023	122,983	$67.97	122,745	$661,110,640

November 26, 2023 through December 30, 2023	159,405	$72.88	159,405	$649,492,412

Total	471,149		470,911
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 238 shares surrendered between October 29, 2023 and November 25, 2023.
(2)The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Share Repurchase Program
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total aggregate remaining capacity under outstanding repurchase authorizations as of December 30, 2023 was $649.5 million. The share repurchase authorizations have no expiration dates.
We repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Number of shares repurchased(1)	1,446,269	3,747,187	2,967,619
Aggregate cost of shares repurchased (dollars in thousands)(2)	$100,034	$299,667	$299,339
Average price per share(2)	$69.17	$79.97	$100.87
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Item 8 “Financial Statements and Supplementary Data” under Note 11, Common Stock, to the consolidated financial statements.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
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

Dividends
On February 26, 2024, the Company's Board of Directors declared a quarterly cash dividend payment of $0.80 per common share, payable on March 29, 2024 to shareholders of record at the close of business on March 11, 2024.
In each quarter of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023). In fiscal 2022 the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2022). Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8 “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements.
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
For a comparison of our results for fiscal year 2022 to our results for fiscal year 2021 and other financial information related to fiscal year 2021, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, filed with the SEC on February 24, 2023.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2023 ended on December 30, 2023, fiscal 2022 ended on December 31, 2022, and fiscal 2021 ended on January 1, 2022. All three fiscal years contained 52 calendar weeks.
Our Business
We are the largest branded marketer of young children’s apparel in North America. We own two of the most highly recognized and trusted brand names in the children’s apparel market, Carter’s and OshKosh B’gosh (or “OshKosh”). We also own Skip Hop, a leading young children’s lifestyle brand, Little Planet, a brand focused on organic fabrics and sustainable materials and exclusive Carter’s brands developed for Amazon, Target, and Walmart.
Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2023, our channels included 1,034 company-owned retail stores, eCommerce websites, approximately 19,350 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
Segments
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. Additional financial and geographical information about our business segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 18, Segment Information, to the consolidated financial statements.
Gross Profit and Gross Margin
Gross profit is calculated as consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes expenses related to the merchandising, design, and procurement of product, including inbound freight, purchasing, receiving, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in Selling, general, and administrative (“SG&A”) expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.

Known or Anticipated Trends
Macroeconomic Factors and Consumer Demand
Macroeconomic factors, including inflationary pressures on families with young children, increased interest rates, the lapping of government stimulus, increased consumer debt levels, decreased savings rates, resumption of student loan repayments, geopolitical unrest, and increased risks of a recession continued to create a complex and challenging environment for our business in fiscal 2023. We believe these macroeconomic factors have resulted in lower consumer sentiment and negatively impacted demand for our products. While the impact of these macroeconomic factors is difficult to quantify, we expect continued pressure on consumer demand in fiscal 2024.
Inflationary Pressures
In fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products rapidly increased. As a result, we offset some of these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, renegotiating our longer-term shipping container contracts, and reductions in discretionary spending.
While some of these inflationary pressures, including freight input costs and product input costs, improved in fiscal 2023 and we expect further improvement in fiscal 2024, we may continue to experience inflationary pressures on our product input costs and distribution costs. Additionally, our pricing actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Inventory Levels
As consumer and wholesale customer demand in the marketplace began to slow in fiscal 2022 in response to the onset of significant inflation, the Company implemented a strategy whereby inventory originally intended for sale in fiscal 2022 was packed and held (“pack and hold” inventory) for sale profitably in a future period. In fiscal 2023, the Company had profitably sold through the majority of this inventory. Additionally, in response to increased inventory levels at the end of fiscal 2022, the Company utilized its own retail channel, as well as off-price channels, to sell through excess inventory.
Compared to the end of fiscal 2022, our inventories decreased $207.4 million, or 27.9%, to $537.1 million, due to this decreased “pack and hold” inventory, decreased days of supply, and decreased product costs. “Pack and hold” inventory decreased $88.0 million, or 88.7% to $11.2 million. In part due to our inventory management strategies taken in fiscal 2023, inventory provisions as a percentage of sales decreased and benefited our gross margin by approximately 50 basis points (“bps”).
We are currently experiencing stable inventory levels, inventory transit times, and flow of seasonal product in line with our historical experience. As a result, we expect inventory levels in the first quarter of fiscal 2024 to be lower than those in the first quarter of fiscal 2023, and we expect inventory levels in the remainder of fiscal 2024 to be relatively consistent with those in the same periods in fiscal 2023.
Recent Developments
Red Sea Conflict
We have recently experienced delays with respect to our inventory shipments via ocean vessels due to attacks by a militant group at the entrance to the Red Sea region. These attacks have required our carriers to route shipments around the Cape of Good Hope at the southern tip of Africa, which has added an additional seven to ten days of transit time. Typically, approximately 65% of our products are shipped through the Red Sea to arrive at their destination on the East Coast of the U.S. and we expect delays of approximately seven to ten days if the hostilities in the region continue. We expect that the adverse impact of the hostilities in the region, including additional transportation fees to re-reroute these shipments, could be approximately $6.0 to $7.0 million through the end of June 2024. If these hostilities continue or escalate, our business and results of operations could be materially adversely affected.
Organizational Restructuring
In fiscal 2023, we initiated several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies. In conjunction with these plans, we incurred costs of approximately $6.2 million in fiscal 2023. These costs were primarily related to severance and other termination benefits. As of

December 30, 2023, there is approximately $1.9 million related to these plans included in Other current liabilities on our consolidated balance sheets.
Corporate Office Lease Amendment
During the first quarter of fiscal 2023, we executed an amendment to the lease of our corporate headquarters in Atlanta, Georgia which resulted in returning three floors to the landlord and extending the lease to 2035. As a result of the reduction in leased office space, we recorded a net gain of $1.8 million related to the partial termination of the lease in the first quarter of fiscal 2023.
Business Strategies and Outlook
We believe that our growth in the years ahead will be driven by new retail store openings and omni-channel sales in North America and our exclusive Carter’s brands in the wholesale channel.
During fiscal 2023, we opened 48 stores and closed 13 low-margin stores in our U.S. Retail segment. We are projecting approximately 40 new store openings and 30 store closures in fiscal 2024, with a greater number of net store openings in future years.
In our U.S. Wholesale segment, we expect our exclusive Carter’s brands to be the largest contributor to our sales growth, with additional growth planned across customers that sell our core Carter’s brand.
In international markets, we expect our growth will be driven through new store openings and omni-channel capabilities in Mexico and Canada, expansion through our wholesale partner in Brazil, and growth with other wholesale customers.
We expect that our profitability in the years ahead will be driven by improved inventory management and pricing capabilities, favorable trends in product costs and ocean freight rates, productivity benefits that enable investments in growth, and continued return of capital through share repurchases
Fiscal Year 2023 Financial Highlights
Unless otherwise stated, comparisons are to fiscal 2022.
•Consolidated net sales decreased $267.1 million, or 8.3%, to $2.95 billion, due to macroeconomic factors, including inflationary pressures on families with young children, increased interest rates, increased consumer debt levels, decreased savings rates, and risk of recession, driving lower consumer demand.
•Gross margin increased 160 bps to 47.4%, due to decreased inventory provisions, decreased ocean freight rates, and improved price realization.
•SG&A expenses decreased $16.1 million, or 1.4%, to $1.09 billion, due to decreased eCommerce expenses on decreased sales, decreased transportation costs, and decreased marketing expenses. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 250 bps to 37.1%, due to fixed cost deleverage on decreased sales, increased performance-based compensation expense, and increased consulting costs. Our consulting costs were incurred as an investment in our ongoing initiatives to grow our market share, deepen our relationships with our current customers, improve productivity, and increase shareholder value. While we will continue to focus on effectively managing our variable costs, we will also look to invest in growing our business, including adding new omni-channel capabilities, opening new retail stores, and investing in more effective brand marketing.
•Consolidated operating income decreased $55.8 million, or 14.7%, to $323.4 million, and adjusted operating income, a non-GAAP financial measure, decreased 60.4 million, or 15.5%, to 327.8 million. The decrease in consolidated operating income is due to the factors discussed above, partially offset by the nonrecurrence of a $9.0 million non-cash pre-tax impairment charge related to the Skip Hop tradename in fiscal 2022.
•Other (income) expense, net was $8.0 million in fiscal 2023, primarily due to a $6.9 million payment received in January 2024 as a result of a court-approved settlement in December 2023 related to payment card interchange fees.
•Diluted net income per common share decreased $0.10, or 1.6%, to $6.24, and adjusted diluted net income per common share decreased $0.71, or 10.3%, to $6.19.
•Inventories decreased $207.4 million, or 27.9%, to $537.1 million, due to decreased “pack and hold” inventory, decreased days of supply, and decreased product costs.
•As a result of our strong financial position and available liquidity, we returned $212.0 million to our shareholders, comprised of $100.0 million in share repurchases and $112.0 million in cash dividends.

RESULTS OF OPERATIONS
2023 FISCAL YEAR ENDED DECEMBER 30, 2023 COMPARED TO 2022 FISCAL YEAR ENDED DECEMBER 31, 2022
The following table summarizes our results of operations:

	Fiscal year ended
(dollars in thousands, except per share data)	December 30, 2023	December 31, 2022	$ Change	% / bps Change
Consolidated net sales	$2,945,594	$3,212,733	$(267,139)	(8.3)%
Cost of goods sold	1,549,659	1,740,375	(190,716)	(11.0)%
Gross profit	1,395,935	1,472,358	(76,423)	(5.2)%
Gross profit as % of consolidated net sales	47.4%	45.8%		160 bps
Royalty income, net	21,410	25,820	(4,410)	(17.1)%
Royalty income as % of consolidated net sales	0.7%	0.8%		(10) bps
Selling, general, and administrative expenses	1,093,940	1,110,007	(16,067)	(1.4)%
SG&A expenses as % of consolidated net sales	37.1%	34.6%		250 bps
Intangible asset impairment	—	9,000	(9,000)	nm
Operating income	323,405	379,171	(55,766)	(14.7)%
Operating income as % of consolidated net sales	11.0%	11.8%		(80) bps
Interest expense	33,973	42,781	(8,808)	(20.6)%
Interest income	(4,776)	(1,261)	(3,515)	278.7%
Other (income) expense, net	(8,034)	975	(9,009)	nm
Loss on extinguishment of debt	—	19,940	(19,940)	nm
Income before income taxes	302,242	316,736	(14,494)	(4.6)%
Income tax provision	69,742	66,698	3,044	4.6%
Effective tax rate(*)	23.1%	21.1%		200 bps
Net income	$232,500	$250,038	$(17,537)	(7.0)%

Basic net income per common share	$6.24	$6.34	$(0.10)	(1.6)%
Diluted net income per common share	$6.24	$6.34	$(0.10)	(1.6)%
Dividend declared and paid per common share	$3.00	$3.00	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are considered not meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $267.1 million, or 8.3%, to $2.95 billion. This decrease was driven by macroeconomic factors, including inflationary pressures on families with young children, increased interest rates, increased consumer debt levels, decreased savings rates, and risk of recession, driving lower consumer demand. This decreased demand resulted in lower traffic in our eCommerce channels and in our retail stores in the United States and Canada. These decreases were partially offset by increased average selling prices per unit due to improved price realization and growth from our Mexican retail stores. Units sold decreased in the low-teens, while average selling prices per unit increased low-single digits. Changes in foreign currency exchange rates used for translation in fiscal 2023 had an immaterial impact on our consolidated net sales.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $76.4 million, or 5.2%, to $1.40 billion and consolidated gross margin increased 160 bps to 47.4%. The decrease in consolidated gross profit was impacted by decreased net sales. The increase in consolidated gross margin was driven by decreased inventory provisions and increased average selling prices per unit. In part due to our inventory management strategies taken in fiscal 2023, inventory provisions as a percentage of sales decreased and favorably impacted gross margin by approximately 50 bps. These factors were partially offset by an increase in the mix of U.S. Wholesale net sales, including sales of our exclusive Carter’s brands, which have a lower contribution to gross margin than our U.S. Retail segment. Average cost per unit sold remained relatively consistent as increased product input costs were offset by decreased ocean freight rates. We expect product input costs to decrease in fiscal 2024, and we expect inbound transportation rates, including ocean freight rates, to decrease in the first half of fiscal 2024.
Royalty Income
We have licensing agreements with domestic and international licensees that grant licensees the right to access certain trademarks in return for royalty payments or licensing fees. Royalty income decreased $4.4 million, or 17.1%, to $21.4 million, driven by decreased customer demand.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $16.1 million, or 1.4%, to $1.09 billion in fiscal 2023 while SG&A rate increased approximately 250 bps to 37.1%. The increase in SG&A rate was driven by fixed cost deleverage on decreased sales, increased performance-based compensation expense, increased consulting and professional fees, retail store openings, and organizational restructuring charges. Our consulting costs were incurred as an investment in our ongoing initiatives to grow our market share, deepen our relationships with our current customers, improve productivity, and increase shareholder value. These factors were partially offset by decreased transportation costs and expenses related to the relocation of inventory from an exited third-party warehouse in fiscal 2022 that did not reoccur in fiscal 2023. Performance-based compensation expense as a percentage of net sales increased 50 bps, due to a lower-than-expected financial performance in fiscal 2022.
Intangible Asset Impairment
In fiscal 2022, we recognized a non-cash pre-tax impairment charge of $9.0 million related to our Skip Hop indefinite-lived tradename asset. There were no impairments recorded to goodwill or indefinite-lived intangible assets in fiscal 2023.
Operating Income
Consolidated operating income decreased $55.8 million, or 14.7%, to $323.4 million, and consolidated operating margin decreased as a percentage of net sales by approximately 80 bps to 11.0%, due to the factors discussed above.
Interest Expense
Interest expense decreased $8.8 million, or 20.6%, to $34.0 million due to a decrease in weighted-average borrowings. Weighted-average borrowings were $545.5 million at an effective interest rate of 6.22%, compared to weighted-average borrowings for fiscal 2022 of $738.7 million at an effective interest rate of 5.84%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022 and decreased borrowings under our secured revolving credit facility for fiscal 2023. The increase in the effective interest rate was due to increased interest rates on our secured revolving credit facility, reflecting the broader rise in market interest rates.
Loss on Extinguishment of Debt
During fiscal 2022, loss on extinguishment of debt was $19.9 million due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025.
Other (Income) Expense, Net
Other (income) expense, net was $8.0 million in fiscal 2023, primarily due to a net $6.9 million payment received in January 2024 as a result of a court-approved settlement in December 2023 related to payment card interchange fees.
Income Taxes
Our consolidated income tax provision increased $3.0 million, or 4.6%, to $69.7 million, and the effective tax rate increased approximately 200 bps to 23.1%. The increased effective tax rate relates to a higher proportion of income generated in the United States, which is a higher tax jurisdiction relative to the locations of our international operations.
Net Income
Our consolidated net income decreased $17.5 million, or 7.0%, to $232.5 million, due to the factors previously discussed.

Results by Segment - Fiscal Year 2023 compared to Fiscal Year 2022
The following table summarizes net sales and operating income, by segment, for the fiscal years ended December 30, 2023 and December 31, 2022:

	Fiscal year ended
(dollars in thousands)	December 30, 2023	% of consolidated net sales	December 31, 2022	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,501,780	51.0%	$1,680,159	52.3%	$(178,379)	(10.6)%
U.S. Wholesale	1,014,584	34.4%	1,080,471	33.6%	(65,887)	(6.1)%
International	429,230	14.6%	452,103	14.1%	(22,873)	(5.1)%
Consolidated net sales	$2,945,594	100.0%	$3,212,733	100.0%	$(267,139)	(8.3)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$190,620	12.7%	$252,497	15.0%	$(61,877)	(24.5)%
U.S. Wholesale	198,849	19.6%	161,659	15.0%	37,190	23.0%
International	44,940	10.5%	56,617	12.5%	(11,677)	(20.6)%
Unallocated corporate expenses	(111,004)	n/a	(91,602)	n/a	(19,402)	21.2%
Consolidated operating income	$323,405	11.0%	$379,171	11.8%	$(55,766)	(14.7)%
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
U.S. Retail
U.S. Retail segment net sales decreased $178.4 million, or 10.6%, to $1.50 billion. The decrease in net sales was driven by macroeconomic factors, including inflationary pressures on families with young children, increased interest rates, increased consumer debt levels, decreased savings rates, and risk of recession, driving lower consumer demand. This decreased demand resulted in lower traffic in our eCommerce channels and in our retail stores. This decrease was partially offset by increased average selling prices per unit due to improved price realization. Units sold decreased in the mid-teens, while average selling prices per unit increased mid-single digits.
Comparable net sales, including retail store and eCommerce, decreased 12.2% driven by the factors mentioned above. As of December 30, 2023, we operated 792 retail stores in the U.S. compared to 757 in fiscal 2022.
U.S. Retail segment operating income decreased $61.9 million, or 24.5%, to $190.6 million, due to a decrease in gross profit of $91.0 million, partially offset by a decrease in SG&A expenses of $31.0 million. Operating margin decreased 230 bps to 12.7%. The primary drivers of the decrease in operating margin were a 320 bps increase in SG&A rate, partially offset by a 90 bps increase in gross margin. The increase in gross margin was due to increased average selling prices per unit and decreased inventory provisions, partially offset by increased average cost per unit and an increased mix of clearance sales. Average cost per unit increased low-single digits, reflecting increases to product input costs, partially offset by decreased ocean freight rates. The increase in the SG&A rate was driven by fixed cost deleverage on decreased net sales, increased performance-based compensation expense, and retail store openings, partially offset by decreased marketing expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $65.9 million, or 6.1%, to $1.01 billion, driven by macroeconomic factors and reflects lower seasonal bookings and lower consumer replenishment demand as our wholesale customers executed inventory reductions during fiscal 2023. Unit sold decreased high-single digits, while average selling prices per unit increased low-single digits.
U.S. Wholesale segment operating income increased $37.2 million, or 23.0%, to $198.8 million, due to an increase of gross profit of $17.2 million and a decrease in SG&A expenses of $15.7 million. Operating margin increased 460 bps to 19.6%. Operating income in fiscal 2022 included an intangible asset impairment charge of $5.6 million related to the Skip Hop tradename. The primary drivers of the increase in operating margin were a 330 bps increase in gross margin, an 80 bps decrease in SG&A rate, and the nonrecurrence of the intangible asset impairment charge in fiscal 2022. The increase in gross margin was due to increased average selling prices per unit, decreased inventory provisions and fabric purchase commitment charges, and decreased air freight costs. Due in part to our inventory management strategies taken in fiscal 2023, inventory provisions as a percentage of sales decreased and benefited our gross margin by approximately 110 bps. These factors were partially offset by an increased mix of sales of our exclusive Carter’s brands and off-priced sales. Average cost per unit sold remained relatively consistent as increased product input costs were offset by decreased ocean freight rates. The decrease in the SG&A rate was driven by decreased transportation costs and expenses related to the relocation of inventory from an exited third-party warehouse in fiscal 2022 that did not reoccur in fiscal 2023, partially offset by fixed cost deleverage on decreased sales and increased performance-based compensation expense.
International
International segment net sales decreased $22.9 million, or 5.1%, to $429.2 million in fiscal 2023. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, used for translation in fiscal 2023 had an immaterial impact on International segment net sales. The decrease in net sales was driven by decreased net sales in Canada, decreased demand from our international wholesale partners, and a strengthening of the U.S. Dollar against other foreign currencies. These decreases were partially offset by growth in sales in our Mexico retail stores and wholesale channels and increased average selling prices per unit. Units sold decreased high-single digits, while average selling prices per unit increased mid-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 7.3% driven by decreased traffic in our eCommerce channel and in our retail stores. As of December 30, 2023, we operated 188 retail stores in Canada, compared to 187 at the end of fiscal 2022. As of December 30, 2023, we operated 54 retail stores in Mexico, compared to 49 in fiscal 2022.
International segment operating income decreased $11.7 million, or 20.6%, to $44.9 million, due to a decrease in gross profit of $2.6 million and an increase in SG&A expenses of $11.3 million. Operating margin decreased 200 bps to 10.5%. Operating income in fiscal 2022 included an intangible asset impairment charge of $3.0 million related to the Skip Hop tradename. The primary drivers of the decrease in operating margin were a 440 bps increase in SG&A rate, partially offset by a 180 bps increase in gross margin and the nonrecurrence of the intangible asset impairment charge in fiscal 2022. The increase in gross margin was due to increased average selling prices per unit and decreased inventory provisions. Average cost per unit sold remained relatively consistent as increases to product input costs were offset by decreased ocean freight rates. The increase in the SG&A rate was due to fixed cost deleverage on decreased sales, increased investments in our Mexican retail stores and technology, and increased performance-based compensation expense.
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
Unallocated corporate expenses increased $19.4 million, or 21.2%, to $111.0 million in fiscal 2023, and unallocated corporate expenses, as a percentage of consolidated net sales, increased 90 bps to 3.8%. The increase as a percentage of consolidated net sales was driven fixed cost deleverage on decreased sales, increased consulting and professional fees, organizational restructuring charges, and increased performance-based compensation expense.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
We have provided non-GAAP adjusted operating income, income taxes, net income, and diluted net income per common share measures, which exclude certain items presented below. We believe that this information provides a meaningful comparison of our results and affords investors a view of what management considers to be our core performance, and we also, from time to time, use some of these non-GAAP measures, such as adjusted operating income, as performance metrics in awards under our annual and long-term incentive compensation plans. These measures are not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measures are operating income, income tax provision, net income, and diluted net income per common share, respectively. Adjusted operating income, income taxes, net income, and diluted net income per common share should not be considered in isolation or as a substitute for analysis of our results as reported in accordance with GAAP. Other companies may calculate adjusted operating income, income taxes, net income, and diluted net income per common share differently than we do, limiting the usefulness of the measure for comparisons with other companies.

	Fiscal Year Ended
	December 30, 2023					December 31, 2022
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$323.4	11.0%	$69.7	$232.5	$6.24	$379.2	11.8%	$66.7	$250.0	$6.34
Organizational restructuring(1)	4.4		1.0	3.4	0.09	—		—	—	—
Legal settlement(2)	—		(1.7)	(5.3)	(0.14)	—		—	—	—
Loss on extinguishment of debt(3)	—		—	—	—	—		4.8	15.2	0.38
Intangible asset impairment(4)	—		—	—	—	9.0		2.1	6.9	0.17
As adjusted	$327.8	11.1%	$69.1	$230.6	$6.19	$388.2	12.1%	$73.6	$272.0	$6.90
(1)Related to charges for organizational restructuring and related corporate office lease amendment actions in fiscal 2023.
(2)In fiscal 2023, a pre-tax adjustment of approximately $6.9 million ($5.3 million net of tax, or $0.14 per diluted share) was made related to a gain on a court-approved settlement in December 2023.
(3)In fiscal 2022, a pre-tax adjustment of approximately $19.9 million ($15.2 million net of tax, or $0.38 per diluted share) was made related to a loss on extinguishment of debt in fiscal 2022.
(4)Related to the write-down of the Skip Hop tradename asset in fiscal 2022.
Note: Results may not be additive due to rounding.
LIQUIDITY AND CAPITAL RESOURCES
Our ongoing cash needs are primarily for working capital (consisting primarily of inventory), capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in the “Forward-Looking Statements” section, in our risk factors, as discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Known or Anticipated Trends” in Part II, Item 7 of this Annual Report on Form 10-K, we expect continued pressure on consumer sentiment in fiscal 2024, which may adversely impact our financial results in fiscal 2024. We cannot predict the timing and amount of such impact.
As of December 30, 2023, we had approximately $351.2 million of cash and cash equivalents held at major financial institutions, including approximately $79.0 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at December 30, 2023 were $183.8 million compared to $198.6 million at December 31, 2022. The decrease of $14.8 million, or 7.5%, was driven by decreased net sales and the timing of wholesale customer shipments and associated payments.
Inventories at December 30, 2023 were $537.1 million compared to $744.6 million at December 31, 2022. The decrease of $207.4 million, or 27.9%, was due to decreased “pack and hold” inventory, decreased days of supply, and decreased product costs. We are currently experiencing stable inventory levels, inventory transit times, and flow of seasonal product in line with our historical experience. As a result, we expect inventory levels in the first quarter of fiscal 2024 to be lower than those in the first quarter of fiscal 2023, and we expect inventory levels in the remainder of fiscal 2024 to be relatively consistent with those in the same periods in fiscal 2023.
Accounts payable at December 30, 2023 were $242.1 million compared to $264.1 million at December 31, 2022. The decrease of $21.9 million, or 8.3%, is driven by the timing of payments to our vendors and a decrease in open capital expenditures projects at the end of the year.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $440.8 million, or 498.9%, to $529.1 million. Our cash flow provided by operating activities is driven by net income and changes in our net working capital. The increase in operating cash flows in fiscal 2023 was primarily due to favorable changes in working capital, including a 27.9% reduction in inventories, and lower payments of performance-based compensation, partially offset by decreased net income.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $19.5 million, or 48.3%, to $59.9 million. This increase in net cash used in investing activities is primarily due to increased capital expenditures. Capital expenditures in fiscal 2023 primarily included $42.2 million for our U.S. and international retail store openings and remodels, $9.0 million for information technology, and $7.2 million for our distribution facilities.
We plan to invest approximately $80 million in capital expenditures in fiscal 2024, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased $486.6 million, or 59.4%, to $332.6 million. This change in cash flow used in financing activities was primarily due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022 and decreased commons stock share repurchases, partially offset by payments on our secured revolving credit facility.
Share Repurchases
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total remaining capacity under outstanding repurchase authorizations as of December 30, 2023 was approximately $649.5 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
In fiscal 2023, we repurchased and retired 1,446,269 shares in open market transactions for approximately $100.0 million, at an average price of $69.17 per share. In fiscal 2022, we repurchased and retired 3,747,187 shares in open market transactions for approximately $299.7 million, at an average price of $79.97 per share.
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

Dividends
On February 26, 2024, the Company's Board of Directors declared a quarterly cash dividend payment of $0.80 per common share, payable on March 29, 2024 to shareholders of record at the close of business on March 11, 2024.
In each quarter of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023). In fiscal 2022 the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2022). Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8 “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of December 30, 2023, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of December 31, 2022, we had $120.0 million outstanding borrowings under our secured revolving credit facility, exclusive of $3.5 million of outstanding letters of credit. As of December 30, 2023 and December 31, 2022, there was approximately $845.6 million and $726.5 million available for future borrowing, respectively. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
•adds a springing maturity date component, which states that if the Company has not redeemed or refinanced at least $250 million of the senior notes due 2027 prior to the 91st day before the maturity of the senior notes due March 15, 2027, then the maturity date of the secured revolving credit facility will be the 91st day before the original maturity of the senior notes due 2027;
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
Approximately $2.4 million, including both bank fees and other third-party expenses, was capitalized in fiscal 2022 in connection with Amendment No. 4 and is being amortized over the remaining term of the secured revolving credit facility.
As of December 30, 2023, the interest rate margins applicable to the amended revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans.
Weighted-average borrowings were $45.6 million and $106.6 million for fiscal 2023 and fiscal 2022, respectively. The effective interest rate for borrowings under the secured revolving credit facility during fiscal 2023 was 6.07%. As of December 30, 2023, any U.S. dollar borrowings outstanding under the secured revolving credit facility would have accrued interest at an adjusted term SOFR rate plus the applicable margin, which would have resulted in a borrowing rate of 6.82%. There were no Canadian dollar or other foreign currency borrowings outstanding on December 30, 2023.
As of December 30, 2023, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of December 30, 2023, TWCC had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our consolidated balance sheet, the $500.0 million of outstanding senior notes as of December 30, 2023 is reported net of $2.6 million of unamortized issuance-related debt costs, and the $500.0 million of outstanding senior notes as of December 31, 2022 is reported net of $3.4 million of unamortized issuance-related debt costs.
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
Contractual Obligations and Commitments
We enter into contractual obligations and commitments in the ordinary course of business that may require future cash payments. Such obligations include: 1) debt repayments and letters of credit (as described in Item 8 “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements), 2) operating lease liabilities (as described in Item 8 “Financial Statements and Supplementary Data” under Note 5, Leases, to the consolidated financial statements) and 3) liabilities related to employee benefit plans (as described in Item 8 “Financial Statements and Supplementary Data” under Note 17, Employee Benefit Plans, to the consolidated financial statements).

In addition, we have commitments to purchase inventory in the normal course of business, which are cancelable (with or without penalty, depending on the stage of production) and span a period of one year or less. Our estimate as of December 30, 2023 for commitments to purchase inventory was between $400 million and $500 million.
We are unable to reasonably predict future reserves for income taxes, as these are contingent on the ultimate amount or timing of settlement.
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
Our retail store revenues, also reported as Net sales, are recognized at the point of sale. Retail sales through our online channels are recognized at time of delivery to the customer. Revenue from omni-channel sales, including buy-online and pick-up in-store, buy-online, ship-to-store, and buy-online, deliver-from-store, are recognized when the product has been picked up by the customer at the store or when the product is physically delivered to the customer. We recognize retail sales returns at the time of transaction by recording adjustments to both revenue and cost of goods sold. Additionally, we maintain an asset, representing the goods we expect to receive from the customer, and a liability for estimated sales returns. There are no accounts receivable associated with our retail customers.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. For arrangements in which the Company receives a distinct good or service, we record these reimbursements under cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements when fair value is determinable. We have included the fair value of these arrangements of approximately $0.6 million for fiscal 2022 and $0.2 million for fiscal 2021 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. There were no amounts for cooperative advertising arrangements recorded as a component of SG&A expenses for fiscal 2023. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.
Except in very limited circumstances, we do not allow our wholesale customers to return goods to us.
Inventory
Our inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory decreased $10.3 million, or 53.3%, to $9.0 million as of December 30, 2023. This decrease is primarily due to the decrease in inventory balances, including decreased “pack and hold” inventory. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item and are therefore reflected in Cost of goods sold when the related inventory item is sold.
The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our raw material needs for future seasons. In the event anticipated market sales prices are lower than these committed costs or customer orders are canceled, the Company records an estimated liability reserve for these adverse inventory and fabric purchase commitments. Increases to this reserve are reflected in Costs of goods sold on our consolidated statement of operations. We have recast the consolidated statement of operations for the fiscal year ended December 31, 2022 and January 1, 2022 to conform to our current presentation of combining Adverse purchase commitments within Cost of goods sold.
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets
The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The impairment models included in our analysis utilize significant estimates and assumptions to determine asset fair values. A deterioration of macroeconomic factors may negatively impact these estimates and assumptions and result in future impairment charges.
Goodwill
The Company performs impairment tests of its goodwill at the reporting unit level. Qualitative and quantitative methods are used to assess for impairment, including the use of discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”).
Under a qualitative assessment, we estimate if it is “more likely than not” that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include but are not limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events. If the results of a qualitative test determine that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is not “more likely than not” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.
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
In fiscal 2022, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022 due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer’s ability to continue to operate as a going concern. Based upon this assessment, there were no impairments on the value of goodwill.
Based upon our most recent annual assessment, performed as of December 30, 2023, using a qualitative assessment, there were no impairments to the value of goodwill.
Indefinite-Lived Intangible Assets
A tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. Impairment reviews for an indefinite-lived tradename can be conducted using qualitative analysis, and if necessary, by a quantitative impairment test. If a tradename is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. The process of estimating the fair value of a tradename incorporates the relief-from-royalty valuation method, which requires us to make assumptions and to apply judgment, including forecasting revenue growth and profitability and selecting the appropriate terminal growth rate, discount rate, and royalty rate.
As discussed above, the Company performed quantitative impairment assessments on the value of the Company’s indefinite-lived intangible tradename assets as of December 31, 2022. Based on these assessments, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset to write-down the carrying value to $6.0 million. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. Sensitivity tests on the Skip Hop indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate or a 10% decrease in forecasted revenues would result in further impairment charges of approximately $1.0 million, and a 25 basis point decrease in the royalty rate would result in further impairment charges of approximately $3.0 million.
The assessment in fiscal 2022 also indicated that the OshKosh indefinite-lived tradename asset’s fair value exceeded its carrying value by approximately 27%. Sensitivity tests on the OshKosh indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate, a 10% decrease in forecasted revenues, or a 25 basis point decrease in the royalty rate would not change the conclusion and would not result in an impairment charge.
Due to favorable changes in certain of our key assumptions, we elected to utilize a qualitative assessment to perform our most recent annual assessment, as of December 30, 2023. Based on these assessments, there were no impairments in the value of our indefinite-lived tradenames. Although the Company determined that no impairment exists for the OshKosh or Skip Hop indefinite-lived tradename assets, these assets could be at risk for impairment should macroeconomic factors, including declining consumer sentiment, adversely affect the Company’s financial results.
Impairment of Other Long-Lived Assets
We review other long-lived assets, including right of use (“ROU”) lease assets, property, plant, and equipment, definite-lived tradename assets, and customer relationship assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. To determine whether there has been a permanent impairment on such assets, a recoverability test is performed by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. If the undiscounted cash flows are less than the related carrying value of the other long-lived asset, they are written down to their fair value. The process of estimating the fair value requires us to make assumptions and to apply judgement including forecasting revenue growth and profitability, utilizing external market participant assumptions, including estimated market rents, and selecting the appropriate discount rate. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell.
We review all stores leases that have been opened for greater than 14 months for impairment on at least an annual basis, or sooner if circumstances so dictate. In determining undiscounted future cash flows for the recoverability test of store leases, we take various factors into account, including the continued market acceptance of our current products, the development of new products, changes in merchandising strategy, retail store cost controls, store traffic, competition, and the effects of macroeconomic factors such as consumer spending. In determining the fair value of store leases, we utilize external market participant assumptions, including market rents per square foot and market rent growth rates.
A deterioration of macroeconomic factors may not only negatively impact the estimated future cash flows used in our cash flow models but may also negatively impact other assumptions used in our analysis, including, but not limited to, the estimated discount rates. Changes in these estimates and assumptions may have a significant impact on our assessment of fair value and result in future impairment charges.
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
Based on our results for fiscal 2023, a hypothetical 1% increase in our effective tax rate would have resulted in an increase in our income tax expense of $3.0 million.
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

The most significant assumption used to determine the Company’s projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 “Financial Statements and Supplementary Data” under Note 17, Employee Benefit Plans, to the consolidated financial statements.
Stock-Based Compensation Arrangements
We recognize the cost resulting from all stock-based compensation arrangements in the financial statements at grant date fair value. The fair value of stock awards is determined based on the quoted closing price of our common stock on the date of grant. The fair value of stock options is determined based on the Black-Scholes option pricing model, which requires the use of subjective assumptions. There have been no issuances of stock options since 2018, and there are no unrecognized compensation costs remaining on outstanding stock options.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in fiscal 2023 had an immaterial impact on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of December 30, 2023, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter's, Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - U.S. Wholesale
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s U.S. wholesale revenue was $1,014,584 thousand for the year ended December 30, 2023. The Company relies on shipping terms to determine when performance obligations are satisfied. The Company recognizes the revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale customers including discounts.
The principal consideration for our determination that performing procedures relating to U.S. wholesale revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. wholesale revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) testing U.S. wholesale revenue transactions by evaluating the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing the completeness, accuracy, and occurrence of a sample of sales incentive transactions by obtaining and inspecting source documents, including support for the nature of the incentive, amount, and agreement with the customer; and (iii) confirming a sample of outstanding customer invoice balances as of December 30, 2023, and for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2024
We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$351,213	$211,748
Accounts receivable, net of allowance for credit losses of $4,754 and $7,189, respectively	183,774	198,587
Finished goods inventories	537,125	744,573
Prepaid expenses and other current assets	29,131	33,812
Total current assets	1,101,243	1,188,720
Property, plant, and equipment, net	183,111	189,822
Operating lease assets	528,407	492,335
Tradenames, net	298,186	298,393
Goodwill	210,537	209,333
Customer relationships, net	27,238	30,564
Other assets	29,891	30,548
Total assets	$2,378,613	$2,439,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,149	$264,078
Current operating lease liabilities	135,369	142,432
Other current liabilities	134,344	122,439
Total current liabilities	511,862	528,949
Long-term debt, net	497,354	616,624
Deferred income taxes	41,470	41,235
Long-term operating lease liabilities	448,810	421,741
Other long-term liabilities	33,867	34,757
Total liabilities	$1,533,363	$1,643,306

Commitments and contingencies - Note 19

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,551,221 and 37,692,132 shares issued and outstanding, respectively	366	377
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(23,915)	(34,338)
Retained earnings	868,799	830,370
Total shareholders’ equity	845,250	796,409
Total liabilities and shareholders’ equity	$2,378,613	$2,439,715

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$2,945,594	$3,212,733	$3,486,440
Cost of goods sold	1,549,659	1,740,375	1,824,166
Gross profit	1,395,935	1,472,358	1,662,274
Royalty income, net	21,410	25,820	28,681
Selling, general, and administrative expenses	1,093,940	1,110,007	1,193,876
Intangible asset impairment	—	9,000	—
Operating income	323,405	379,171	497,079
Interest expense	33,973	42,781	60,294
Interest income	(4,776)	(1,261)	(1,096)
Other (income) expense, net	(8,034)	975	(409)
Loss on extinguishment of debt	—	19,940	—
Income before income taxes	302,242	316,736	438,290
Income tax provision	69,742	66,698	98,542
Net income	$232,500	$250,038	$339,748

Basic net income per common share	$6.24	$6.34	$7.83
Diluted net income per common share	$6.24	$6.34	$7.81
Dividend declared and paid per common share	$3.00	$3.00	$1.40
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$232,500	$250,038	$339,748
Other comprehensive income:
Unrealized gain on OshKosh defined benefit plan, net of tax of $(50), $(540), and $(1,220) for the fiscal years 2023, 2022, and 2021, respectively	160	1,739	3,973
Unrealized (loss) gain on Carter’s post-retirement benefit obligation, net of tax of $100, $(100), and $40 for fiscal years 2023, 2022, and 2021, respectively	(330)	344	(115)
Foreign currency translation adjustments	10,593	(7,524)	5
Total other comprehensive income (loss)	10,423	(5,441)	3,863
Comprehensive income	$242,923	$244,597	$343,611
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$232,500	$250,038	$339,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	60,407	61,543	90,378
Amortization of intangible assets	3,732	3,733	3,730
(Recoveries of) provisions for excess and obsolete inventory, net	(10,439)	5,039	4,042
Intangible asset impairment	—	9,000	—
Gain on partial termination of corporate lease	(4,366)	—	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	3,078	372	213
Amortization of debt issuance costs	1,586	1,950	3,052
Stock-based compensation expense	19,463	21,879	21,029
Unrealized foreign currency exchange (gain) loss, net	(207)	(78)	371
Provisions for doubtful accounts receivable from customers	471	75	1,345
Loss on extinguishment of debt	—	19,940	—
Unrealized (gain) loss on investments	(2,237)	2,475	(2,279)
Deferred income tax benefit	(600)	(740)	(13,532)
Other	—	919	—
Effect of changes in operating assets and liabilities:
Accounts receivable	15,453	32,683	(46,480)
Finished goods inventories	222,920	(106,763)	(52,914)
Prepaid expenses and other assets	4,317	14,897	20,665
Accounts payable and other liabilities	(16,946)	(228,601)	(101,110)
Net cash provided by operating activities	$529,132	$88,361	$268,258

Cash flows from investing activities:
Capital expenditures	$(59,860)	$(40,364)	$(37,442)
Proceeds from sale of investments	—	—	5,000
Net cash used in investing activities	$(59,860)	$(40,364)	$(32,442)

Cash flows from financing activities:
Payment of senior notes due 2025	$—	$(500,000)	$—
Premiums paid to extinguish debt	—	(15,678)	—
Payments of debt issuance costs	—	(2,420)	(223)
Borrowings under secured revolving credit facility	70,000	240,000	—
Payments on secured revolving credit facility	(190,000)	(120,000)	—
Repurchases of common stock	(100,034)	(299,667)	(299,339)
Dividends paid	(112,005)	(118,113)	(60,124)
Withholdings from vesting of restricted stock	(5,024)	(6,930)	(4,019)
Proceeds from exercise of stock options	4,418	4,457	10,995
Other	—	(919)	—
Net cash used in financing activities	$(332,645)	$(819,270)	$(352,710)

Net effect of exchange rate changes on cash and cash equivalents	2,838	(1,273)	(1,135)
Net increase (decrease) in cash and cash equivalents	$139,465	$(772,546)	$(118,029)
Cash and cash equivalents, beginning of fiscal year	211,748	984,294	1,102,323
Cash and cash equivalents, end of fiscal year	$351,213	$211,748	$984,294
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	178,803	1	10,994	—	—	10,995
Withholdings from vesting of restricted stock	(41,523)	—	(4,019)	—	—	(4,019)
Restricted stock activity	199,134	2	(2)	—	—	—
Stock-based compensation expense	—	—	21,029	—	—	21,029
Repurchases of common stock	(2,967,619)	(30)	(45,754)	—	(253,555)	(299,339)
Cash dividends declared and paid of $1.40 per common share	—	—	—	—	(60,124)	(60,124)
Comprehensive income	—	—	—	3,863	339,748	343,611
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	76,550	—	4,457	—	—	4,457
Withholdings from vesting of restricted stock	(74,307)	—	(6,930)	—	—	(6,930)
Restricted stock activity	288,206	3	(3)	—	—	—
Stock-based compensation expense	—	—	21,879	—	—	21,879
Repurchases of common stock	(3,747,187)	(37)	(19,403)	—	(280,227)	(299,667)
Cash dividends declared and paid of $3.00 per common share	—	—	—	—	(118,113)	(118,113)
Comprehensive income	—	—	—	(5,441)	250,038	244,597
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	64,700	1	4,417	—	—	4,418
Withholdings from vesting of restricted stock	(64,952)	(1)	(4,652)	—	(371)	(5,024)
Restricted stock activity	305,610	3	(3)	—	—	—
Stock-based compensation expense	—	—	19,463	—	—	19,463
Repurchases of common stock	(1,446,269)	(14)	(18,325)	—	(81,695)	(100,034)
Cash dividends declared and paid of $3.00 per common share	—	—	—	—	(112,005)	(112,005)
Comprehensive income	—	—	—	10,423	232,500	242,923
Other	—	—	(900)	—	—	(900)
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250

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
Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
We have recast the consolidated statement of operations for the fiscal year ended December 31, 2022 and January 1, 2022 to conform to our current presentation of combining Adverse purchase commitments within Cost of goods sold.
Fiscal Year
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2023 ended on December 30, 2023, fiscal 2022 ended on December 31, 2022, and fiscal 2021 ended on January 1, 2022. All three fiscal years contained 52 calendar weeks.
Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Concentration of Cash Deposits Risk
As of December 30, 2023, the Company had approximately $351.2 million of cash and cash equivalents in major financial institutions, including approximately $79.0 million in financial institutions located outside of the U.S. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2023, our largest wholesale customer accounted for approximately 10.4% of the Company’s consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales in fiscal 2023. In fiscal 2022 and 2021, no customer accounted for 10% or more of the Company’s consolidated net sales.
At December 30, 2023, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 56% of total gross trade receivables outstanding. At December 31, 2022, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 56% of total gross trade receivables outstanding.
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
Adjustments to bring inventory to net realizable value as a result of obsolete, damaged, and excess inventory decreased $10.3 million, or 53.3%, to $9.0 million as of December 30, 2023. This decrease is primarily due to the decrease in inventory balances, including decreased “pack and hold” inventory.

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
Renewal options - The Company evaluates the inclusion of renewal options on a lease by lease basis. In general, for leased retail real estate, the Company does not include renewal options in the underlying lease term. In fiscal 2023, the Company determined that it was reasonably certain to exercise the lease renewal options associated with the Braselton, Georgia distribution center. As a result, the Company remeasured the operating lease liability to include the impact of the renewal option, which increased both the operation lease liability and operating lease assets by approximately $21.5 million.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting gain or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements from 15 to 26 years, retail store fixtures, equipment, and computers from 3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or the related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.
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
If a software application does not include a purchased license for the software, such as a cloud-based software application, the arrangement is accounted for as a service contract. Implementation costs incurred in the development stage of such software

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applications are capitalized and reported in Prepaid expenses and other current assets on the consolidated balances sheets. All other costs, including preliminary project costs and post-implementation costs for these software applications, are expensed as incurred. Any capitalized costs are amortized over the term of the hosting arrangement, and the expense is presented in the same line item within the consolidated statements of operations as the expense for the service contract’s fees.
Goodwill and Other Indefinite-Lived Intangible Assets
Annual Impairment Reviews
The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews, which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These impairment reviews are performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”). Significant assumptions in the impairment models include estimates of revenue growth and profitability, terminal growth rates, discount rates, market multiples, an implied control premium, and, in the case of tradenames, royalty rates. Discount rates are dependent upon interest rates and the cost of capital at a point in time.
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
In fiscal 2022, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022 due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer’s ability to continue to operate as a going concern. Based upon this assessment, there were no impairments to the value of goodwill.
Based upon our most recent annual assessment, performed as of December 30, 2023, using a qualitative assessment, there were no impairments to the value of our goodwill.
Indefinite-Lived Intangible Assets
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
As discussed above, the Company performed quantitative impairment assessments on the value of the Company’s indefinite-lived intangible tradename assets as of December 31, 2022. Based upon this assessment, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset to write-down the carrying value to $6.0 million. The charge recorded on our indefinite-lived Skip Hop tradename asset included

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
Based upon our most recent annual assessment, performed as of December 30, 2023, using a qualitative assessment, there were no impairments to the value of our indefinite-lived tradenames.
Impairment of Other Long-Lived Assets
The Company reviews other long-lived assets, including right of use (“ROU”) lease assets, property, plant, and equipment, definite-lived tradename assets, and customer relationship assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. To determine whether there has been a permanent impairment on such assets, a recoverability test is performed by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. If the undiscounted cash flows are less than the related carrying value of the other long-lived asset, they are written down to their fair value. The process of estimating the fair value requires us to make assumptions and to apply judgement including forecasting revenue growth and profitability, utilizing external market participant assumptions, including estimated market rents, and selecting the appropriate discount rate. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell.
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
The carrying values of the Company’s outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company’s outstanding borrowings are disclosed at the end of each reporting period in Note 14, Fair Value Measurements, to the consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.

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
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods). Revenue transactions associated with the sale of products to customers through wholesale and international channels and to retail customers that are not members of the My Rewarding Moments loyalty program comprise of a single performance obligation. Revenue transactions associated with the sale of products to retail customers that are members of the My Rewarding Moments loyalty program comprise of two performance obligations: the transfer of control of the goods to the customer and the option for members to earn loyalty points that accumulate towards earning reward certificates. Other than inbound and outbound freight and shipping arrangements, the Company does not use third parties to satisfy its performance obligations in revenue arrangements with customers.
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
Retail Revenues - For transactions in stores, the Company satisfies its performance obligation at point of sale when the customer takes possession of the goods and tenders payment. For purchases made through the Company’s eCommerce channel, revenue is recognized when the goods are physically delivered to the customer or picked up in store. To ensure proper timing of revenue recognition, the Company defers the recognition of revenue for eCommerce channel shipments that originated at the end of the reporting period.
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
Credit Card Revenues - The Company’s private label credit card is issued to customers for use exclusively at the Company’s U.S. stores and U.S. eCommerce sites. Credit is extended to such customers by a third-party financial institution without recourse to the Company. The Company’s performance obligations under the private label credit card agreement include providing program marketing and intellectual property to the third-party financial institution in support of the private label credit card program, as well as operating a loyalty program. The upfront bonus paid to the Company is recognized as revenue on a straight-line basis over the term of the agreement. Usage-based royalties are primarily recognized as revenue in the period of usage and an amount is recognized on a point-in-time basis as redemptions under the loyalty program occur. Revenue

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the establishment of new credit accounts is recognized in the period the activity occurred. Revenues related to the Company’s private label credit card program are recorded as Net sales on the Company’s consolidated statement of operations.
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
Significant Payment Terms
Retail customers tender a form of payment, such as cash or a credit/debit card, at point of sale. For wholesale customers and licensees, payment is due based on established terms, which is generally sixty days or less from date of shipment.
Returns and Refunds
The Company establishes return provisions for retail customers in the period the sales occur. Return provisions are calculated based on historical return data and are recorded within Accounts receivable, net on the Company’s consolidated balance sheets. Except in very limited instances, the Company does not allow its wholesale customers to return goods to the Company.
Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied. The Company recognizes the revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. For most retail transactions in stores, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods. For retail transactions made through the Company's eCommerce channel, revenue is recognized when the goods are physically delivered to the customer. The Company recognizes revenue from omni-channel sales, including buy-online and pick-up in-store, buy-online, ship-to-store, and buy-online, deliver-from-store, when the product has been picked up by the customer at the store or when the product is physically delivered to the customer.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. The Company records these reimbursements under cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $0.6 million for fiscal 2022 and $0.2 million for fiscal 2021 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. There were no amounts for cooperative advertising arrangements recorded as a component of SG&A expenses for fiscal 2023. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.
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
Retail store occupancy costs, distribution expenses, and generally all expenses other than interest and income taxes are included in SG&A expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $183.4 million, $216.2 million, and $206.6 million for fiscal years 2023, 2022, and 2021, respectively.
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
Advertising Expenses
Advertising production costs and costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Certain other advertising costs where it is uncertain when the expected benefits would occur are expensed in the period incurred. Advertising expenses were $74.1 million, $96.0 million, and $102.8 million for fiscal years 2023, 2022, and 2021, respectively, and are included in SG&A expenses on the Company’s consolidated statement of operations. Deferred advertising costs for advertisements that have not yet occurred or for advertising services that have not yet been received were $1.2 million and $1.9 million at December 30, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock Options
The fair value of stock options is determined based on the Black-Scholes option pricing model, which requires the use of subjective assumptions. There has been no issuances of stock options since 2018, and there are no unrecognized compensation costs remaining related to stock options.
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
Supplemental Cash Flow Information
Interest paid in cash approximated $32.3 million, $41.2 million, and $59.0 million for fiscal years 2023, 2022, and 2021, respectively. Income taxes paid in cash approximated $76.5 million, $64.0 million, and $115.3 million for fiscal years 2023, 2022, and 2021, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additions to property, plant and equipment of approximately $1.6 million, $10.1 million, and $15.4 million were excluded from capital expenditures on the Company’s consolidated statements of cash flows for fiscal years 2023, 2022, and 2021, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.
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
Open Market Repurchases of Common Stock
Shares of the Company’s common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2023, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. Beginning in fiscal 2023, the Company reflected the applicable excise tax in Additional paid-in capital on the Company’s consolidated balance sheets as part of the cost basis of the shares repurchased. The corresponding liability for the excise tax payable is recorded in Other current liabilities on the Company’s consolidated balance sheets.
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
Recent Accounting Pronouncements
Adopted in Fiscal 2023
Supplier Finance Programs (ASU 2022-04)
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This new guidance is designed to

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of the rollforward of annual activity, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the annual disclosure requirements, except for the rollforward of annual activity, in fiscal 2023. The Company expects to adopt the rollforward of annual activity requirement in fiscal 2024. The effect of the adoption of ASU 2022-04 was not material to the Company’s consolidated financial statements.
To Be Adopted After Fiscal 2023
Segment Reporting - Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. This new guidance is designed to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses in an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements but does not expect the effect of the adoption of ASU 2023-07 to be material.
Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This new guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and greater disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements but does not expect the effect of the adoption of ASU 2023-09 to be material.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal years presented were as follows:

	Fiscal year ended December 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,501,780	$—	$268,596	$1,770,376
Wholesale channel	—	1,014,584	160,634	1,175,218
	$1,501,780	$1,014,584	$429,230	$2,945,594

Royalty income, net	$6,549	$11,660	$3,201	$21,410

	Fiscal year ended December 31, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,680,159	$—	$279,903	$1,960,062
Wholesale channel	—	1,080,471	172,200	1,252,671
	$1,680,159	$1,080,471	$452,103	$3,212,733

Royalty income, net	$8,815	$12,915	$4,090	$25,820

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended January 1, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,899,262	$—	$289,060	$2,188,322
Wholesale channel	—	1,126,415	171,703	1,298,118
	$1,899,262	$1,126,415	$460,763	$3,486,440

Royalty income, net	$8,541	$15,808	$4,332	$28,681
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	December 30, 2023	December 31, 2022
Trade receivables from wholesale customers, net	$172,106	$195,078
Royalties receivable, net	4,753	5,386
Other receivables(1)	20,032	14,571
Total receivables	$196,891	$215,035
Less: Wholesale accounts receivable reserves(2)(3)	(13,117)	(16,448)
Accounts receivable, net	$183,774	$198,587
(1)Includes tax, payroll, gift card and other receivables. Increase primarily relates to receivable for a $6.9 million court approved settlement in December 2023 related to payment card interchange fees.
(2)Includes allowance for chargebacks of $8.4 million and $9.3 million for the periods ended December 30, 2023 and December 31, 2022, respectively.
(3)Includes allowance for credit losses of $4.8 million and $7.2 million for the periods ended December 30, 2023 and December 31, 2022, respectively.
Information regarding Wholesale accounts receivable reserves is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at January 2, 2021	$12,366
Additional provisions	13,282
Charges to reserve	(6,953)
Balance at January 1, 2022	$18,695
Additional provisions	9,280
Charges to reserve	(11,527)
Balance at December 31, 2022	$16,448
Additional provisions	5,220
Charges to reserve	(8,551)
Balance at December 30, 2023	$13,117
Contract Assets and Liabilities
The Company’s contract assets are not material.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	December 30, 2023	December 31, 2022
Contract liabilities - current:
Unredeemed gift cards	$25,162	$23,303
Unredeemed customer loyalty rewards	3,355	5,276
Carter’s credit card - upfront bonus(1)	714	714
Total contract liabilities - current(2)	$29,231	$29,293

Contract liabilities - non-current(3)	$714	$1,429
Total contract liabilities	$29,945	$30,722
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
Composition of Contract Liabilities
Unredeemed gift cards - the Company is obligated to transfer goods in the future to customers who have purchased gift cards. Periodic changes in the gift card contract liability result from the purchase of gift cards, the redemption of gift cards by customers and the recognition of estimated breakage revenue for those gift card balances that are not expected to be redeemed. The majority of our gift cards do not have an expiration date; however, all outstanding gift card balances are classified by the Company as current liabilities since gift cards are redeemable on demand by the valid holder. The majority of the Company’s gift cards are redeemed within one year of issuance. During fiscal 2023 and fiscal 2022, the Company recognized revenue of $9.4 million and $8.5 million related to the gift card liability balance that existed at December 31, 2022 and January 1, 2022, respectively.
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
NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 30, 2023	December 31, 2022
Land, building, and leasehold improvements	$357,029	$332,971
Fixtures, equipment, and computer hardware	302,747	281,830
Computer software	129,685	115,706
Construction in progress(*)	9,557	28,843
	799,018	759,350
Accumulated depreciation and amortization	(615,907)	(569,528)
Total	$183,111	$189,822
(*)Decrease relates primarily to retail store openings and remodels placed in service during fiscal 2023.
Depreciation and amortization expense related to property, plant, and equipment was approximately $60.4 million, $61.5 million, and $90.4 million for fiscal years 2023, 2022, and 2021, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASES
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
The following components of lease expense are included in Selling, general, and administrative expenses on the Company’s consolidated statements of operations for the fiscal periods indicated:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease cost	$171,072	$160,210	$166,481
Variable lease cost(*)	56,089	66,400	64,410
Net lease cost	$227,161	$226,610	$230,891
(*)Includes short-term leases, which are not material, and any operating lease impairment charges.
Supplemental balance sheet information related to leases was as follows:

	December 30, 2023	December 31, 2022
Weighted average remaining operating lease term (years)	5.8	4.7
Weighted average discount rate for operating leases	4.63%	3.72%
Cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2023 and fiscal 2022 was $177.8 million and $172.9 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in fiscal 2023 and fiscal 2022 were $184.6 million and $144.9 million, respectively. Operating lease assets obtained primarily consist of new or modified leases. In December 2023, the Company determined that it was reasonably certain to exercise the lease renewal options associated with the Braselton distribution center. As a result, the Company remeasured the operating lease to include the impact of renewal lease options, which increased both the operation lease liability and operating lease assets by approximately $21.5 million.
As of December 30, 2023, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2024	$151,446
2025	140,412
2026	103,389
2027	75,562
2028	55,867
After 2028	155,003
Total lease payments	$681,679
Less: Interest	(97,500)
Present value of lease liabilities(*)	$584,179
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
As of December 30, 2023, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $15.5 million. These operating leases will commence in fiscal year 2024 with lease terms of 10 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at January 1 2022(*)	$83,934	$74,454	$53,635	$212,023
Foreign currency impact	—	—	(2,690)	(2,690)
Balance at December 31, 2022	$83,934	$74,454	$50,945	$209,333
Foreign currency impact	—	—	1,204	1,204
Balance at December 30, 2023	$83,934	$74,454	$52,149	$210,537
(*)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		December 30, 2023			December 31, 2022
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename(1)	Indefinite	6,000	—	6,000	6,000	—	6,000
Finite-life tradenames(2)	5 - 20 years	3,911	1,958	1,953	3,911	1,751	2,160
Total tradenames, net		$300,144	$1,958	$298,186	$300,144	$1,751	$298,393

Skip Hop customer relationships	15 years	$47,300	$21,363	$25,937	$47,300	$18,187	$29,113
Carter’s Mexico customer relationships	10 years	3,324	2,023	1,301	3,125	1,674	1,451
Total customer relationships, net		$50,624	$23,386	$27,238	$50,425	$19,861	$30,564
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
In fiscal 2022, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022 due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer’s ability to continue to operate as a going concern.
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
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset to write-down the carrying value to $6.0 million. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
Based upon our most recent annual assessment, performed as of December 30, 2023, using a qualitative assessment, there were no impairments to the value of goodwill or our indefinite-lived tradename assets.

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
Amortization expense for intangible assets subject to amortization was approximately $3.7 million for each of fiscal years 2023, 2022, and 2021. Amortization expense is included in SG&A expenses on the Company’s consolidated statements of operations
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2024	$3,717
2025	$3,717
2026	$3,717
2027	$3,566
2028	$3,354
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at the end of any comparable period, were as follows:

(dollars in thousands)	December 30, 2023	December 31, 2022
Prepaid information technology-related contracts(*)	11,504	12,652
Prepaid income taxes	2,563	1,110
Prepaid insurance	1,962	2,133
Other	13,102	17,917
Prepaid expenses and other current assets	$29,131	$33,812
(*)Primarily related to cloud computing arrangements and software maintenance contracts.
NOTE 8 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	December 30, 2023	December 31, 2022
Unredeemed gift cards	$25,162	$23,303
Accrued bonuses and incentive compensation(*)	20,817	7,244
Accrued employee benefits	17,928	16,356
Accrued taxes	12,909	10,445
Income taxes payable	12,697	17,484
Accrued salaries and wages	12,458	11,519
Accrued other	32,373	36,088
Other current liabilities	$134,344	$122,439
(*)Increase primarily related to lower than forecasted financial performance in fiscal 2022.
NOTE 9 – SUPPLIER FINANCE PROGRAM
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of December 30, 2023, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated balance sheets. As of December 30, 2023

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and December 31, 2022, amounts under the SCF program included in Accounts payable were $14.8 million and $16.5 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
NOTE 10 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	December 30, 2023	December 31, 2022
$500 million, 5.625% Senior Notes due 2027	$500,000	$500,000
Less: unamortized issuance-related costs for senior notes	(2,646)	(3,376)
Senior notes, net	$497,354	$496,624
Secured revolving credit facility	—	120,000
Total long-term debt, net	$497,354	$616,624
Secured Revolving Credit Facility
As of December 30, 2023, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of December 31, 2022, the Company had $120.0 million outstanding borrowings under its secured revolving credit facility, exclusive of $3.5 million of outstanding letters of credit. As of December 30, 2023 and December 31, 2022, there was approximately $845.6 million and $726.5 million available for future borrowing, respectively. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets due to contractual repayment terms under the credit facility.
On October 17, 2023, Carter’s Holdings B.V., a subsidiary of the Company, was released from its obligations under the secured revolving credit facility.
Terms of the Secured Revolving Credit Facility
The Company’s secured revolving credit facility provides for an aggregate credit line of $850.0 million which includes a $750.0 million U.S. dollar facility and a $100.0 million multicurrency facility. The credit facility matures in April 2027. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
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
•adds a springing maturity date component, which states that if the Company has not redeemed or refinanced at least $250 million of the senior notes due 2027 prior to the 91st day before the maturity of the senior notes due March 15, 2027, then the maturity date of the secured revolving credit facility will be the 91st day before the original maturity of the senior notes due 2027;
•reduces the number of financial maintenance covenants from two to one. The Lease Adjusted Leverage Ratio has been simplified to a Consolidated Total Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio has been eliminated. The Consolidated Total Leverage Ratio maximum permitted shall be 3.50:1.00 and temporarily increases to 4.00:1:00 in the event of a Material Acquisition;
•Term Benchmark Loans bear interest at a rate determined by reference to the Adjusted Term SOFR (Secured Overnight Financing Rate), CDOR (Canadian Dollar Offered Rate), or the Adjusted EURIBOR (Euro Interbank

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Approximately $2.4 million, including both bank fees and other third-party expenses, was capitalized in fiscal 2022 in connection with Amendment No. 4 and is being amortized over the remaining term of the secured revolving credit facility.
As of December 30, 2023, the interest rate margins applicable to the amended revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans. As of December 30, 2023, any U.S. dollar borrowings outstanding under the secured revolving credit facility would have accrued interest at an adjusted term SOFR rate plus the applicable margin, which would have resulted in a borrowing rate of 6.82%. There were no foreign currency borrowings outstanding on December 30, 2023 or December 31, 2022.
As of December 30, 2023, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
2022 Redemption of Senior Notes due 2025
On April 4, 2022, the Company, through its wholly-owned subsidiary, TWCC redeemed $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025. Pursuant to the optional redemption provisions described in the Indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an Applicable Premium as defined in the Indenture. This debt redemption resulted in a loss on extinguishment of debt of approximately $19.9 million, primarily consisting of $15.7 million of the Applicable Premium and $4.3 million related to the write-off of unamortized debt issuance costs.
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

Year	Percentage
2023	101.406%
2024 and thereafter	100.000%
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of at least 25.0% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter’s, Inc. is not subject to these covenants.
NOTE 11 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Number of shares repurchased(1)	1,446,269	3,747,187	2,967,619
Aggregate cost of shares repurchased (dollars in thousands)(2)	$100,034	$299,667	$299,339
Average price per share(2)	$69.17	$79.97	$100.87
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total remaining capacity under outstanding repurchase authorizations as of December 30, 2023 was approximately $649.5 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
On February 26, 2024, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.80 per common share, payable on March 29, 2024 to shareholders of record at the close of business on March 11, 2024.
In each quarter of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023). In fiscal 2022 the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2022). In fiscal 2021, the Board of Directors declared and the Company paid, a cash dividend per common share of $0.40 in each of the second and third quarters of fiscal 2021 and $0.60 in the fourth quarter of fiscal 2021 (for an aggregate cash dividend per common share of $1.40 for fiscal 2021). As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and the Company did not pay cash dividends for the first quarter of 2021.
Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of its common stock, as further described in Note 10, Long-Term Debt, to the consolidated financial statements.
NOTE 12 – STOCK-BASED COMPENSATION
Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.
As of December 30, 2023, the maximum number of shares of stock available under the Plan was 18,778,392, and there were 2,221,612 remaining shares available for grant under the Plan. The Plan makes a provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company’s Board of Directors, executive officers and other key employees.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Stock options	$—	$189	$1,347
Restricted stock:
Time-based awards	17,243	17,893	14,756
Performance-based awards(*)	670	2,091	3,608
Stock awards	1,550	1,706	1,318
Total	$19,463	$21,879	$21,029
(*)Decrease in fiscal 2023 relates to the downward revision of estimates for the achievement of performance targets related to certain performance-based grants.
As of December 30, 2023, and December 31, 2022, there was no unrecognized compensation costs remaining related to stock options.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises. There were no stock options granted in fiscal 2023, 2022, and 2021.
Changes in the Company’s stock options for the fiscal year ended December 30, 2023 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2022	563,048	$92.99

Granted(*)	—	$—
Exercised	(64,700)	$68.29
Forfeited	—	$—
Expired	(51,517)	$96.18
Outstanding, December 30, 2023	446,831	$96.20	2.95	$—

Vested and expected to vest, December 30, 2023	446,831	$96.20	2.95	$—
Exercisable, December 30, 2023	446,831	$96.20	2.95	$—
(*)The Company did not grant any stock options in fiscal 2023.
The intrinsic value of stock options exercised during the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 was approximately $0.3 million, $1.4 million, and $7.8 million, respectively.
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 30, 2023:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 31, 2022	629,686	$94.71
Granted	408,643	$73.33
Vested	(184,803)	$91.84
Forfeited	(98,237)	$88.70
Outstanding, December 30, 2023	755,289	$84.63
During fiscal 2022, a total of 205,120 shares of restricted stock vested with a weighted-average fair value of $95.54 per share. During fiscal 2021, a total of 116,238 shares of restricted stock vested with a weighted-average fair value of $99.32 per share.
At December 30, 2023, there was approximately $31.1 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Time-based Restricted Stock Awards
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2023, 2022, and 2021, a total of 184,803 shares, 162,508 shares, and 116,238 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $91.84 per share, $97.29 per share, and $99.32 per share, respectively. At December 30, 2023, there was approximately $26.7 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2021(*)	—	$—
2022	89,760	$91.12
2023	112,284	$74.06
(*)The Company did not grant any performance-based restricted stock awards in fiscal 2021.
Performance-based restricted stock awards cliff vest after a three-year period, subject to the achievement of the performance target. During the fiscal year ended December 30, 2023, no performance shares vested. As of December 30, 2023, a total of 184,008 performance shares were unvested with a weighted-average fair value of $81.21 per share. Vesting of these 184,008 performance shares is based on the performance targets for the shares granted in fiscal 2023 and 2022. As of December 30, 2023, there was $4.4 million unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards based which is expected to be recognized over a weighted-average period of approximately 2.0 years. The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Awards
Included in restricted stock awards are grants to non-management members of the Company’s Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company’s common stock. The Company records the stock-based compensation expense immediately as there are no vesting terms. During fiscal years 2023, 2022, and 2021, such awards were as follows:

Fiscal year	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2021	13,037	$101.09	$1,318
2022	21,725	$78.51	$1,706
2023	23,850	$65.01	$1,550
The Company received no proceeds from the issuance of these shares.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated other comprehensive (loss) income consisted of the following:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at January 2, 2021	$(12,893)	$1,440	$(21,307)	$(32,760)
Fiscal year 2021 change	3,973	(115)	5	3,863
Balance at January 1, 2022	(8,920)	1,325	(21,302)	(28,897)
Fiscal year 2022 change	1,739	344	(7,524)	(5,441)
Balance at December 31, 2022	(7,181)	1,669	(28,826)	(34,338)
Fiscal year 2023 change	160	(330)	10,593	10,423
Balance at December 30, 2023	$(7,021)	$1,339	$(18,233)	$(23,915)
As of December 30, 2023 and December 31, 2022, the cumulative tax effect on the pension liability adjustments were each $2.2 million. As of December 30, 2023 and December 31, 2022, the cumulative tax effect on the post-retirement liability adjustments were approximately $0.4 million and $0.5 million, respectively.
For the fiscal years ended December 30, 2023 and December 31, 2022, amounts reclassified from Accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company’s defined benefit pension plan and defined benefit post-retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 17, Employee Benefit Plans, to the consolidated financial statements.
NOTE 14 – FAIR VALUE MEASUREMENTS
Investments
The Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $17.3 million and $15.1 million at the end of fiscal 2023 and fiscal 2022, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $2.2 million for fiscal 2023. Losses on the investments in marketable securities were $2.5 million for fiscal 2022. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
The fair value of the Company’s pension plan assets at December 30, 2023 and December 31, 2022, by asset category, are disclosed in Note 17, Employee Benefits Plans, to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings
As of December 30, 2023, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at December 30, 2023 was approximately $493.7 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Goodwill, Intangible, and Other Long-Lived Assets
Some assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill, indefinite-lived intangible assets, and other long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
In fiscal 2022, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 31, 2022 due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer’s ability to continue to operate as a going concern.
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
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset to write-down the carrying value to $6.0 million. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $5.6 million, $3.0 million, and $0.4 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
NOTE 15 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Current tax provision:
Federal	$47,643	$43,569	$75,408
State	8,943	8,307	16,905
Foreign	13,756	15,562	19,761
Total current provision	$70,342	$67,438	$112,074

Deferred tax (benefit) provision:
Federal	$(148)	$(1,484)	$(10,541)
State	(512)	425	(2,428)
Foreign	60	319	(563)
Total deferred (benefit) provision	(600)	(740)	(13,532)
Total provision	$69,742	$66,698	$98,542
The foreign portion of the tax position substantially relates to the Company’s international operations in Canada, Hong Kong and Mexico, in addition to foreign tax withholdings related to the Company’s foreign royalty income.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current U.S. tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to approximately $106.9 million. Unrecognized deferred tax liability related to undistributed earnings from the Company’s subsidiaries in Canada and Mexico is estimated to be approximately $4.9 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period in which additional tax is due.
The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Domestic	$240,627	$227,929	$333,900
Foreign	61,615	88,807	104,390
Total	$302,242	$316,736	$438,290
Effective Rate Reconciliation
The difference between the Company’s effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.0%	2.8%	3.0%
Impact of foreign operations	(0.8)%	(2.0)%	(1.8)%
Settlement of uncertain tax positions	(0.6)%	(0.7)%	(0.3)%
Benefit from stock-based compensation	—%	(0.1)%	(0.3)%
Goodwill impairments and other	0.5%	0.1%	0.9%
Total	23.1%	21.1%	22.5%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to U.S. tax authority examinations for years prior to fiscal 2020.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The following table reflects the Company’s calculation of the components of deferred tax assets and liabilities as of December 30, 2023 and December 31, 2022.

(dollars in thousands)	December 30, 2023	December 31, 2022
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$5,263	$6,715
Inventory	14,271	16,902
Accrued liabilities	11,208	8,230
Equity-based compensation	3,511	4,397
Deferred employee benefits	3,397	3,247
Leasing liabilities	105,756	83,886
Other	4,771	3,724
Total deferred tax assets	148,177	127,101
Deferred tax liabilities:
Depreciation	(19,654)	(18,560)
Leasing assets	(93,943)	(72,162)
Tradename and licensing agreements	(71,361)	(73,534)
Other	(2,516)	(1,614)
Total deferred tax liabilities	(187,474)	(165,870)

Net deferred tax liability	$(39,297)	$(38,769)
Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	December 30, 2023	December 31, 2022
	Assets (Liabilities)
Deferred tax assets	$2,173	$2,466
Deferred tax liabilities	(41,470)	(41,235)
Net deferred tax liability	$(39,297)	$(38,769)
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 2, 2021	$12,523
Additions based on tax positions related to fiscal 2021	810
Reductions for prior year tax positions	(2,207)
Reductions for lapse of statute of limitations	(2,270)
Balance at January 1, 2022	$8,856
Additions based on tax positions related to fiscal 2022	1,040
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(2,803)
Balance at December 31, 2022	$7,093
Additions based on tax positions related to fiscal 2023	1,545
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(2,373)
Balance at December 30, 2023	$6,265
As of December 30, 2023, the Company had gross unrecognized tax benefits of approximately $6.3 million, of which $5.6 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled. The Company has recorded

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are approximately $1.7 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2024 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2023, expense recorded on uncertain tax positions was not material. Expense recorded on uncertain tax positions was approximately $0.4 million for each of the fiscal years 2022 and 2021. The Company had accrued interest on uncertain tax positions of approximately $1.5 million and $1.5 million as of December 30, 2023 and December 31, 2022, respectively.
NOTE 16 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	36,589,922	38,822,737	42,853,009
Dilutive effect of equity awards	3,344	27,908	149,619
Diluted number of common and common equivalent shares outstanding	36,593,266	38,850,645	43,002,628
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$232,500	$250,038	$339,748
Income allocated to participating securities	(4,285)	(3,714)	(4,113)
Net income available to common shareholders	$228,215	$246,324	$335,635
Basic net income per common share	$6.24	$6.34	$7.83

Diluted net income per common share:
Net income	$232,500	$250,038	$339,748
Income allocated to participating securities	(4,285)	(3,712)	(4,102)
Net income available to common shareholders	$228,215	$246,326	$335,646
Diluted net income per common share	$6.24	$6.34	$7.81

Anti-dilutive shares excluded from dilutive earnings per share calculations (*)	477,373	526,618	176,475
(*)The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.
The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company’s Amended and Restated Equity Incentive Plan (see Note 12, Stock-based Compensation, to the consolidated financial statements). Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company declares and pays dividends on the Company’s common stock. Accordingly, unvested shares of the Company’s restricted stock awards are deemed to be participating securities for purposes of computing diluted earnings per share (EPS), and therefore the Company’s diluted EPS represents the lower of the amounts calculated under the treasury stock method or the two-class method of calculating diluted EPS.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – EMPLOYEE BENEFIT PLANS
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
OshKosh B’Gosh Pension Plan
Funded Status
The retirement benefits under the OshKosh B’Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,847	$70,875
Interest cost	2,617	1,909
Actuarial loss (gain)	1,376	(16,021)
Benefits paid	(3,055)	(2,916)
Projected benefit obligation at end of year	$54,785	$53,847

Change in plan assets:
Fair value of plan assets at beginning of year	$55,245	$68,689
Actual return on plan assets	3,769	(10,528)
Benefits paid	(3,055)	(2,916)
Fair value of plan assets at end of year	$55,959	$55,245

Funded status	$1,174	$1,398
The accumulated benefit obligation is equal to the projected benefit obligation as of December 30, 2023 and December 31, 2022 because the plan is frozen. The Company does not expect to make any contributions to the OshKosh B’Gosh pension plan during fiscal 2024 as the plan’s funding exceeds the minimum funding requirements.
The actuarial loss in fiscal 2023 was primarily attributable to decreased discount rates, and the actuarial gain in fiscal 2022 was primarily attributable to increased discount rates. The plan became fully funded in fiscal 2022. The funded status asset is included in Other assets in the Company’s consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Recognized in the statement of operations:
Interest cost	$2,617	$1,909	$1,818
Expected return on plan assets	(2,372)	(3,432)	(3,577)
Amortization of net loss(*)	189	217	428
Net periodic pension cost (benefit)	$434	$(1,306)	$(1,331)

Changes recognized in other comprehensive income:
Net gain arising during the fiscal year	$(21)	$(2,062)	$(4,765)
Amortization of net loss(*)	(189)	(217)	(428)
Total changes recognized in other comprehensive income	$(210)	$(2,279)	$(5,193)
Total net periodic pension cost (benefit) and changes recognized in other comprehensive income	$224	$(3,585)	$(6,524)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2024, approximately $0.2 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.
Assumptions
The actuarial assumptions used in determining the benefit obligation and net periodic pension cost for our pension plan is presented in the following table:

Benefit obligation	2023	2022
Discount rate	4.75%	5.00%

Net periodic pension cost	2023	2022	2021
Discount rate	5.00%	2.75%	2.50%
Expected long-term rate of return on plan assets	5.00%	5.50%	6.00%
The discount rates used at December 30, 2023, December 31, 2022, and January 1, 2022 were determined with consideration given to the FTSE Pension Liability Index and the Bloomberg US Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption is equal to the assumed discount rate. Refer to “Plan Assets” below in Note 17, Employee Benefit Plans for further discussion.
The decreased discount rate assumption at December 30, 2023 resulted in an increase in the amount of the pension plan’s projected benefit obligation of approximately $1.4 million. A 0.25% change in the assumed discount rate as of December 30, 2023 would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $1.5 million.
The Company currently expects benefit payments for its defined benefit pension plan as follows for the next ten fiscal years:

(dollars in thousands)
2024	$3,210
2025	$3,220
2026	$3,340
2027	$3,610
2028	$3,710
2029-2033	$20,030

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets
The Company conducts periodic asset-liability studies for our defined benefit pension plan to develop a policy glide path which adjusts the asset allocation with funded status. During fiscal 2022, the plan became fully funded, and the Company allocated its investments to fixed income securities as a result. These fixed income securities include funds holding corporate bonds of companies from diverse industries and U.S. Treasuries. The expected long-term rate of return on plan assets is 4.75%.
The fair value of the Company’s pension plan assets at December 30, 2023 and December 31, 2022, by asset category, were as follows:

(dollars in thousands)	December 30, 2023			December 31, 2022
Asset category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$—	$—	$—	$2,204	$2,204	$—
Fixed income securities:
Corporate bonds(*)	55,959	55,959	—	53,041	52,805	236
	$55,959	$55,959	$—	$55,245	$55,009	$236
(*)This category invests in both U.S. Treasuries and corporate debt from U.S. issuers from diverse industries.
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
Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022
APBO at beginning of fiscal year	$1,745	$2,662
Service cost	6	14
Interest cost	78	63
Actuarial loss (gain)	3	(763)
Plan participants’ contribution	—	15
Benefits paid	(195)	(246)
APBO at end of fiscal year	$1,637	$1,745
Approximately $1.4 million and $1.5 million of the APBO at the end of fiscal 2023 and 2022, respectively, were classified as Other long term liabilities in the Company’s consolidated balance sheets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Post-Retirement Benefit Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement benefit cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Recognized in the statement of operations:
Service cost	$6	$14	$15
Interest cost	78	63	57
Amortization of net gain(*)	(428)	(320)	(295)
Net periodic post-retirement benefit (income) cost	$(344)	$(243)	$(223)

Changes recognized in other comprehensive income:
Net loss (gain) arising during the fiscal year	$3	$(763)	$(140)
Amortization of net gain(*)	428	320	295
Total changes recognized in other comprehensive income	$431	$(443)	$155
Total net periodic post-retirement benefit (income) cost and changes recognized in other comprehensive income	$87	$(686)	$(68)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2024, approximately $0.4 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic post-retirement benefit (income) cost.
Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Post-retirement benefit obligation	2023	2022
Discount rate	4.75%	4.75%

Net periodic post-retirement benefit cost	2023	2022	2021
Discount rate	4.75%	2.50%	2.00%
The discount rates used at December 30, 2023, December 31, 2022, and January 1, 2022, were determined with primary consideration given to the FTSE Pension Discount Curve and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company’s plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company’s future financial results.
The Company’s contribution for these post-retirement benefit obligations was approximately $0.2 million for fiscal years 2023 and 2022 and approximately $0.3 million for fiscal year 2021. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.2 million for fiscal years 2024, 2025, 2026, 2027, and 2028. For the five years subsequent to fiscal 2028, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $0.6 million. The Company does not pre-fund this plan and as a result there are no plan assets.
Deferred Compensation Plan
The Company maintains a deferred compensation plan allowing voluntary salary and incentive compensation deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity, debt, and real estate mutual funds. Deferred compensation plan liabilities are recognized in Other long term liabilities on the Company’s consolidated balance sheets. Changes in the balance, excluding those related to contributions or payments, are included in Other expense (income), net on the Company’s consolidated statement of operations. The Company invests comparable amounts in marketable securities to approximate the participant’s return on selected investment options.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during any subsequent calendar year. The plan provides for a discretionary employer match of employee contributions. The Company’s expense for the U.S. defined contribution savings plan totaled approximately $8.1 million, $8.2 million, and $16.1 million for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
NOTE 18 – SEGMENT INFORMATION
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
The table below presents certain segment information for our reportable segments and unallocated corporate expenses for the periods indicated:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	% of consolidated net sales	December 31, 2022	% of consolidated net sales	January 1, 2022	% of consolidated net sales
Net sales:
U.S. Retail	$1,501,780	51.0%	$1,680,159	52.3%	$1,899,262	54.5%
U.S. Wholesale	1,014,584	34.4%	1,080,471	33.6%	1,126,415	32.3%
International	429,230	14.6%	452,103	14.1%	460,763	13.2%
Consolidated net sales	$2,945,594	100.0%	$3,212,733	100.0%	$3,486,440	100.0%
Operating income:		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$190,620	12.7%	$252,497	15.0%	$368,221	19.4%
U.S. Wholesale	198,849	19.6%	161,659	15.0%	195,369	17.3%
International	44,940	10.5%	56,617	12.5%	63,806	13.8%
Unallocated corporate expenses(*)	(111,004)	n/a	(91,602)	n/a	(130,317)	n/a
Consolidated operating income	$323,405	11.0%	$379,171	11.8%	$497,079	14.3%
(*)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present additional segment information for our reportable segments for the periods presented:

(dollars in millions)	December 30, 2023
Charges:	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(*)	$—	$0.1	$0.2
(*)The fiscal year ended December 30, 2023 includes a corporate charge of $4.1 million, related to organizational restructuring and related corporate office lease amendment actions.

(dollars in millions)	December 31, 2022			January 1, 2022
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)	$—	$—	$—	$(0.6)	$0.1	$2.3
Skip Hop tradename impairment charge	0.4	5.6	3.0	—	—	—
Incremental costs associated with COVID-19 pandemic	—	—	—	2.0	1.7	0.2
Retail store operating leases and other long-lived asset impairments, net of gain(2)	—	—	—	(2.6)	—	—
Total charges	$0.4	$5.6	$3.0	$(1.2)	$1.8	$2.5
(1)The fiscal year ended January 1, 2022 also includes corporate charges related to organizational restructuring of $0.7 million,
(2)Related to gains on the modification of previously impaired retail store leases.
Additional Data by Segment
Significant expenses
The table below represents cost of goods sold by segment:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	% of consolidated net sales	December 31, 2022	% of consolidated net sales	January 1, 2022	% of consolidated net sales
Cost of goods sold:
U.S. Retail	$602,152	20.4%	$689,543	21.5%	$760,100	21.8%
U.S. Wholesale	717,936	24.4%	800,974	24.9%	819,028	23.5%
International	229,571	7.8%	249,858	7.8%	245,038	7.0%
Total cost of goods sold(*)	$1,549,659	52.6%	$1,740,375	54.2%	$1,824,166	52.3%
(*)Amounts for the fiscal year ended December 31, 2022 and January 1, 2022 have been recast to conform to our current presentation of combining Adverse purchase commitments within Cost of goods sold.
Note: Percentages may not be additive due to rounding.
The table below represents SG&A expenses by segment:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	% of consolidated net sales	December 31, 2022	% of consolidated net sales	January 1, 2022	% of consolidated net sales
SG&A expenses:
U.S. Retail	$715,558	24.3%	$746,575	23.2%	$779,482	22.4%
U.S. Wholesale	109,459	3.7%	125,173	3.9%	127,826	3.7%
International	157,919	5.4%	146,657	4.6%	156,251	4.5%
Corporate expenses	111,004	n/a	91,602	n/a	130,317	n/a
Total SG&A expenses	$1,093,940	37.1%	$1,110,007	34.6%	$1,193,876	34.2%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory
The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022
U.S. Wholesale(*)	$381,146	$580,918
U.S. Retail	73,366	57,518
International	82,613	106,137
Total	$537,125	$744,573
(*)U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022	January 1, 2022
Baby	$1,098,304	$1,103,023	$1,124,961
Playclothes	992,726	1,125,352	1,261,622
Sleepwear	411,678	492,152	500,596
Other(*)	442,886	492,206	599,261
Total net sales	$2,945,594	$3,212,733	$3,486,440
(*)Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.
Geographical Data
Revenue
The Company’s international sales principally represent sales to customers in Canada. Such sales were 61.5%, 64.0%, and 65.0% of total international net sales in fiscal 2023, 2022, and 2021, respectively.
Long-Lived Assets
The following represents Property, plant, and equipment, net, and Operating lease assets by geographic area:

	For the fiscal year ended
(dollars in thousands)	December 30, 2023	December 31, 2022
United States	$582,049	$580,171
International	129,469	101,986
Total	$711,518	$682,157
Long-lived assets in the international segment primarily relate to Canada. Long-lived assets in Canada were 51.0% and 63.3% of total international long-lived assets at the end of fiscal 2023 and 2022, respectively.
Major Customer
Sales to our largest customer, all through the U.S. Wholesale segment, represented 10.4% of consolidated net sales in fiscal 2023. Sales to this customer did not exceed 10% in fiscal 2022 or in fiscal 2021.
NOTE 19 – COMMITMENTS AND CONTINGENCIES
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 30, 2023.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2023.
The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter’s, Inc.’s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended December 30, 2023, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.
Consulting Agreement with Former Executive Officer
In its Current Report on Form 8-K filed with the SEC on January 12, 2024, the Company announced that Brian Lynch, President and Chief Operating Officer, will retire on March 1, 2024 (the “Retirement Date”). In connection with Mr. Lynch’s retirement, the Company and Mr. Lynch have entered into a Consulting Services Agreement dated February 21, 2024 (the “Consulting Agreement”), pursuant to which Mr. Lynch will serve as a consultant to the Company following the Retirement Date to support the planned transition in leadership. The Consulting Agreement provides for, among other things: (i) a term of twelve months beginning on March 1, 2024 and concluding on February 28, 2025 (the “Consulting Period”); and (ii) a consulting fee of $125,000 per month payable by the Company to Mr. Lynch for the consulting services provided to the Company during the Consulting Period, which consulting services are to include advisory services and consultations with executive officers and other management personnel of the Company. The foregoing description of the Consulting Agreement is not complete and is subject to and qualified in its entirety by the complete text of the Consulting Agreement, which is filed herewith as Exhibit 10.10 and incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of Carter’s, Inc. scheduled to be held on May 16, 2024. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	446,831	$96.20	2,221,612
Equity compensation plans not approved by security holders	—	—	—
Total	446,831	$96.20	2,221,612
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(B)	Exhibits:
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	August 18, 2023
4.1	Specimen Certificate of Common Stock	S-1/A	4.1	October 10, 2003
4.2	Indenture, dated March 14, 2019, by and among The William Carter Company, certain guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	March 14, 2019
4.2.1	Form of 5.625% Senior Notes due 2027 (included in Exhibit 4.2).	8-K	4.1	March 14, 2019
4.3	Description of Securities	10-K	4.3	February 24, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
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
		8-K	10.1	August 31, 2017
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
		8-K	10.1	September 26, 2018
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
		10-Q	10.1	July 24, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
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
		8-K	10.1	April 26, 2021
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
		8-K	10.1	April 14, 2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
10.2 *	Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers	10-Q	10.2	October 29, 2015
10.3 *	Amended and Restated Equity Incentive Plan (Effective May 17, 2018)	DEF 14A	Appendix B	April 4, 2018
10.4 *	Amended and Restated Equity Incentive Plan (Effective February 15, 2024)	8-K	10.1	February 16, 2024
10.5 *	Amended and Restated Annual Incentive Compensation Plan	DEF 14A	Appendix C	March 31, 2016
10.6 *	The William Carter Company Severance Plan, amended and restated effective January 1, 2020	10-K	10.5	February 24, 2020
10.7 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010	10-K	10.20	March 2, 2011
10.8 *	FORM OF Restricted Stock Award Agreement (Time Vesting) (2023 Awards)	10-Q	10.1	April 28, 2023
10.9 *	FORM OF Performance-Based Restricted Stock Agreement (2023 Awards)	10-Q	10.2	April 28, 2023
10.10 *	Consulting Agreement, effective March 1, 2024, between The William Carter Company and Brian J. Lynch				x
10.11	Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-Q	10.21	April 27, 2012
10.12	First Amendment to Lease Agreement dated December 4, 2013, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)				x
10.13	Second Amendment to Lease Agreement dated December 17, 2014, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)				x
10.14	Lease Agreement dated December 14, 2012, between The William Carter Company and Phipps Tower Associates, LLC	8-K	10.1	December 14, 2012

10.15	First Amendment to Lease Agreement dated February 28, 2013, between The William Carter Company and Phipps Tower Associates, LLC				x
10.16	Second Amendment to Lease Agreement dated June 17, 2013, between The William Carter Company and Phipps Tower Associates, LLC	10-Q	10.19	October 24, 2013
10.17	Third Amendment to Lease Agreement dated August 31, 2016, between The William Carter Company and John Hancock Life Insurance Company (U.S.A.)				x
10.18	Fourth Amendment to Lease Agreement dated December 1, 2021, between The William Carter Company and Hancock S-REIT ATL Phipps LLC				x
10.19	Fifth Amendment to Lease Agreement dated February 9, 2023, between The William Carter Company and Hancock S-REIT ATL Phipps LLC				x
21	Subsidiaries of Carter’s, Inc.				x
23	Consent of Independent Registered Public Accounting Firm.				x
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				x
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				x
32 * *	Section 1350 Certification.				x
97.1	Carter’s, Inc. Clawback Policy Adopted on August 4, 2023				x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL				x
* Indicates a management contract or compensatory plan.
** Furnished herewith as an Exhibit.

ITEM 16. FORM 10-K SUMMARY
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 27, 2024
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 27, 2024
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ ROCHESTER (ROCK) ANDERSON, JR.	Director	February 27, 2024
Rochester (Rock) Anderson, Jr.

/s/ JEFFREY H. BLACK	Director	February 27, 2024
Jeffrey H. Black

/s/ HALI BORENSTEIN	Director	February 27, 2024
Hali Borenstein

/s/ LUIS A. BORGEN	Director	February 27, 2024
Luis A. Borgen

/s/ JEVIN S. EAGLE	Director	February 27, 2024
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 27, 2024
Mark P. Hipp

/s/ WILLIAM J. MONTGORIS	Director	February 27, 2024
William J. Montgoris

/s/STACEY S. RAUCH	Director	February 27, 2024
Stacey S. Rauch

/s/ GRETCHEN W. SCHAR	Director	February 27, 2024
Gretchen W. Schar

/s/ STEPHANIE P. STAHL	Director	February 27, 2024
Stephanie P. Stahl