Form 10-Q
period 2024-03-30
CARTERS INC
filed 2024-04-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of April 19, 2024, there were 36,498,558 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 30, 2024	December 30, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$267,575	$351,213	$157,685
Accounts receivable, net of allowance for credit losses of $5,159, $4,754, and $7,425, respectively	224,075	183,774	223,939
Finished goods inventories, net of inventory reserves of $11,018, $8,990, and $18,076, respectively	473,362	537,125	613,921
Prepaid expenses and other current assets	51,775	29,131	47,173
Total current assets	1,016,787	1,101,243	1,042,718
Property, plant, and equipment, net of accumulated depreciation of $628,627, $615,907, and $577,183, respectively	182,513	183,111	180,383
Operating lease assets	522,192	528,407	494,969
Tradenames, net	298,141	298,186	298,331
Goodwill	209,733	210,537	209,601
Customer relationships, net	26,383	27,238	29,801
Other assets	29,769	29,891	27,524
Total assets	$2,285,518	$2,378,613	$2,283,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,406	$242,149	$180,181
Current operating lease liabilities	133,190	135,369	139,350
Other current liabilities	94,361	134,344	91,104
Total current liabilities	418,957	511,862	410,635
Long-term debt, net	497,543	497,354	576,803
Deferred income taxes	48,090	41,470	46,090
Long-term operating lease liabilities	444,375	448,810	417,012
Other long-term liabilities	35,200	33,867	34,894
Total liabilities	$1,444,165	$1,533,363	$1,485,434

Commitments and contingencies - Note 13

Shareholders’ equity:
Preferred stock; par value $0.01 per share;100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,600,032, 36,551,221, and 37,799,251 shares issued and outstanding, respectively	366	366	378
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(25,667)	(23,915)	(30,412)
Retained earnings	866,654	868,799	827,927
Total shareholders’ equity	841,353	845,250	797,893
Total liabilities and shareholders’ equity	$2,285,518	$2,378,613	$2,283,327
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net sales	$661,492	$695,880
Cost of goods sold	346,302	386,413
Gross profit	315,190	309,467
Royalty income, net	5,216	6,519
Selling, general, and administrative expenses	265,371	259,632
Operating income	55,035	56,354
Interest expense	7,905	9,644
Interest income	(3,089)	(700)
Other expense (income), net	274	(258)
Income before income taxes	49,945	47,668
Income tax provision	11,912	11,672
Net income	$38,033	$35,996

Basic net income per common share	$1.04	$0.95
Diluted net income per common share	$1.04	$0.95
Dividend declared and paid per common share	$0.80	$0.75
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net income	$38,033	$35,996
Other comprehensive income:
Foreign currency translation adjustments	(1,752)	3,926
Comprehensive income	$36,281	$39,922
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	1,400	—	83	—	—	83
Withholdings from vesting of restricted stock	(61,423)	(1)	(4,404)	—	(371)	(4,776)
Restricted stock activity	303,015	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,343	—	—	4,343
Repurchase of common stock	(135,873)	(1)	—	—	(9,585)	(9,586)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,483)	(28,483)
Comprehensive income	—	—	—	3,926	35,996	39,922
Other	—	—	(19)	—	—	(19)
Balance at April 1, 2023	37,799,251	$378	$—	$(30,412)	$827,927	$797,893

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(90,922)	(1)	(5,535)	—	(1,842)	(7,378)
Restricted stock activity	243,120	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,170	—	—	5,170
Repurchase of common stock	(107,795)	(1)		—	(8,998)	(8,999)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,338)	(29,338)
Comprehensive income	—	—	—	(1,752)	38,033	36,281
Balance at March 30, 2024	36,600,032	$366	$—	$(25,667)	$866,654	$841,353
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$38,033	$35,996
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	13,905	14,799
Amortization of intangible assets	929	939
Provision for (recoveries of) excess and obsolete inventory, net	2,026	(1,256)
Gain on partial termination of corporate lease	—	(4,366)
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	(1)	2,632
Amortization of debt issuance costs	403	393
Stock-based compensation expense	5,170	4,343
Unrealized foreign currency exchange loss (gain), net	9	(240)
Provisions for doubtful accounts receivable from customers	561	235
Unrealized gain on investments	(618)	(433)
Deferred income taxes	6,811	5,031
Effect of changes in operating assets and liabilities:
Accounts receivable	(40,746)	(24,944)
Finished goods inventories	61,039	134,147
Prepaid expenses and other assets	(22,386)	(12,678)
Accounts payable and other liabilities	(90,686)	(112,401)
Net cash (used in) provided by operating activities	$(25,551)	$42,197

Cash flows from investing activities:
Capital expenditures	$(12,017)	$(13,827)
Net cash used in investing activities	$(12,017)	$(13,827)

Cash flows from financing activities:
Payments on secured revolving credit facility	$—	$(40,000)
Repurchases of common stock	(8,999)	(9,586)
Dividends paid	(29,338)	(28,483)
Withholdings from vesting of restricted stock	(7,378)	(4,776)
Proceeds from exercises of stock options	367	83
Net cash used in financing activities	$(45,348)	$(82,762)

Net effect of exchange rate changes on cash and cash equivalents	(722)	329
Net decrease in cash and cash equivalents	$(83,638)	$(54,063)
Cash and cash equivalents, beginning of period	351,213	211,748
Cash and cash equivalents, end of period	$267,575	$157,685
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for sale in the Company’s retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
Our trademarks that are referred to in this Quarterly Report on Form 10-Q, including Carter’s, OshKosh B’gosh, OshKosh, Child of Mine, Just One You, Simple Joys, Little Planet and other brands, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
NOTE 2 – BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS, AND OTHER
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 30, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 28, 2024.
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
The accompanying condensed consolidated balance sheet as of December 30, 2023 was derived from the Company’s audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies.
Recent Accounting Pronouncements
Segment Reporting - Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. This new guidance is designed to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements but does not expect the effect of the adoption of ASU 2023-07 to be material.
Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This new guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and greater

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements but does not expect the effect of the adoption of ASU 2023-09 to be material.
Supplier Finance Program
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of March 30, 2024, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our condensed consolidated balance sheets. As of March 30, 2024 December 30, 2023, and April 1, 2023, amounts under the SCF program included in Accounts payable were $20.5 million,$14.8 million, and $7.8 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
NOTE 3 – REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail consumers, wholesale customers, and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods presented were as follows:

	Fiscal quarter ended March 30, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$307,642	$—	$55,061	$362,703
Wholesale channel	—	264,131	34,658	298,789
	$307,642	$264,131	$89,719	$661,492

Royalty income, net	$1,485	$3,359	$372	$5,216

	Fiscal quarter ended April 1, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$323,721	$—	$53,673	$377,394
Wholesale channel	—	279,990	38,496	318,486
	$323,721	$279,990	$92,169	$695,880

Royalty income, net	$2,078	$3,558	$883	$6,519

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	March 30, 2024	December 30, 2023	April 1, 2023
Trade receivables from wholesale customers, net	$219,842	$172,106	$222,069
Royalties receivable, net	5,366	4,753	6,396
Other receivables(1)	11,266	20,032	13,351
Total receivables	$236,474	$196,891	$241,816
Less: Wholesale accounts receivable reserves(2)(3)	(12,399)	(13,117)	(17,877)
Accounts receivable, net	$224,075	$183,774	$223,939
(1)Includes tenant allowances, tax, payroll, gift card and other receivables. The balance for the fiscal period ended December 30, 2023 includes a receivable for a $6.9 million court approved settlement in December 2023 related to payment card interchange fees. This payment was received in the first quarter of fiscal 2024.
(2)Includes allowance for chargebacks of $7.2 million, $8.4 million, and $10.5 million for the periods ended March 30, 2024, December 30, 2023, and April 1, 2023, respectively.
(3)Includes allowance for credit losses of $5.2 million, $4.8 million, and $7.4 million for the periods ended March 30, 2024, December 30, 2023, and April 1, 2023, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	March 30, 2024	December 30, 2023	April 1, 2023
Contract liabilities - current:
Unredeemed gift cards(1)	$24,405	$25,162	$22,601
Unredeemed customer loyalty rewards	2,994	3,355	5,070
Carter’s credit card - upfront bonus(2)	714	714	714
Total contract liabilities - current(3)	$28,113	$29,231	$28,385

Contract liabilities - non-current(4)	$536	$714	$1,250
Total contract liabilities	$28,649	$29,945	$29,635
(1)During the first quarters of fiscal 2024 and fiscal 2023, the Company recognized revenue of $3.7 million and $3.4 million related to the gift card liability balance that existed at December 30, 2023 and December 31, 2022, respectively.
(2)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.
(3)Included with Other current liabilities on the Company’s condensed consolidated balance sheets.
(4)This amount reflects the non-current portion of the Carter’s credit card upfront bonus and is included within Other long-term liabilities on the Company’s condensed consolidated balance sheets.
NOTE 4 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	March 30, 2024	December 30, 2023	April 1, 2023
Unredeemed gift cards	$24,405	$25,162	$22,601
Income taxes payable	13,475	12,697	12,132
Accrued taxes	12,037	12,909	10,904
Accrued employee benefits	11,308	17,928	12,604
Accrued salaries and wages	5,078	12,458	4,163
Accrued bonuses and incentive compensation	4,205	20,817	3,851
Other	23,853	32,373	24,849
Other current liabilities	$94,361	$134,344	$91,104

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	March 30, 2024	December 30, 2023	April 1, 2023
$500 million 5.625% Senior Notes due 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(2,457)	(2,646)	(3,197)
Senior notes, net	$497,543	$497,354	$496,803
Secured revolving credit facility	—	—	80,000
Total long-term debt, net	$497,543	$497,354	$576,803
Secured Revolving Credit Facility
As of March 30, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $5.3 million of outstanding letters of credit. As of March 30, 2024, there was approximately $844.7 million available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets because of the contractual repayment terms under the credit facility.
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
As of March 30, 2024, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term Secured Overnight Financing Rate (“SOFR”) rate loans and 0.125% for base rate loans. As of March 30, 2024, any U.S. dollar borrowings outstanding under the secured revolving credit facility would have accrued interest at an adjusted term SOFR rate plus the applicable margin, which would have resulted in a borrowing rate of 6.55%. As of March 30, 2024, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 6 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Number of shares repurchased(1)	107,795	135,873
Aggregate cost of shares repurchased (dollars in thousands)(2)	$8,999	$9,586
Average price per share(2)	$83.48	$70.55
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases.
The total aggregate remaining capacity under outstanding repurchase authorizations as of March 30, 2024, was approximately $640.5 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first quarter of fiscal 2024 and fiscal 2023, the Board of Directors declared, and the Company paid cash dividends of $0.80 and $0.75 per common share, respectively. The Board of Directors will evaluate future dividend declarations based on a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 5, Long-term Debt, to the condensed consolidated financial statements.
NOTE 7 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Restricted stock:
Time-based awards	$4,761	$4,362
Performance-based awards	330	(19)
Market-based awards	79	—
Total	$5,170	$4,343
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
On February 28, 2024, the Company’s Board of Directors approved the issuance of the following new awards to certain key employees under the Company’s existing stock-based compensation plan, subject to vesting: 194,464 shares of time-based restricted stock awards with a grant-date fair value of $81.95, 55,089 shares of performance-based restricted stock awards with a grant-date fair value of $81.95, and 28,375 shares of market-based restricted stock awards with a grant-date fair value of $117.28.
The market-based restricted stock awards cliff vest after a three-year period, subject to the performance of the Company’s total shareholder return (“TSR”) relative to the TSR of a select group of peer companies over the three-year period. A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards.
Additionally, a total of 218,945 restricted stock awards (time-based) vested during the first quarter of fiscal 2024. There were no vestings of performance-based restricted stock awards in the first quarter of fiscal 2024.
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 30, 2024	December 30, 2023	April 1, 2023
Cumulative foreign currency translation adjustments	$(19,985)	$(18,233)	$(24,900)
Pension and post-retirement obligations(*)	(5,682)	(5,682)	(5,512)
Total accumulated other comprehensive loss	$(25,667)	$(23,915)	$(30,412)
(*)Net of income taxes of $1.8 million, $1.8 million, and $1.7 million, for the period ended March 30, 2024, December 30, 2023, and April 1, 2023, respectively.
During the first quarter of both fiscal 2024 and fiscal 2023, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.
NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $17.9 million, $17.3 million, and $15.5 million at March 30, 2024, December 30, 2023, and April 1, 2023, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.6 million and $0.4 million for the first fiscal quarters ended March 30, 2024 and April 1, 2023, respectively. These amounts are included in Other expense (income), net on the Company’s condensed consolidated statement of operations.
Borrowings
As of March 30, 2024, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at March 30, 2024, was approximately $496.3 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Goodwill, Intangible, and Long-Lived Tangible Assets
Some assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill, indefinite-lived intangible assets, and long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
NOTE 10 – INCOME TAXES
As of March 30, 2024, the Company had gross unrecognized income tax benefits of approximately $8.2 million, of which $5.8 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at March 30, 2024 is approximately $1.3 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2024 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the first fiscal quarters ended March 30, 2024 and April 1, 2023. The Company had approximately $1.7 million, $1.5 million, and $1.6 million of interest accrued on uncertain tax positions as of March 30, 2024, December 30, 2023, and April 1, 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,860,740	37,104,527
Dilutive effect of equity awards	3,843	8,063
Diluted number of common and common equivalent shares outstanding	35,864,583	37,112,590

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$38,033	$35,996
Income allocated to participating securities	(691)	(576)
Net income available to common shareholders	$37,342	$35,420
Basic net income per common share	$1.04	$0.95

Diluted net income per common share:
Net income	$38,033	$35,996
Income allocated to participating securities	(691)	(576)
Net income available to common shareholders	$37,342	$35,420
Diluted net income per common share	$1.04	$0.95

Anti-dilutive awards excluded from diluted earnings per share computation(*)	448,870	505,070
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 12 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	March 30, 2024	% of consolidated net sales	April 1, 2023	% of consolidated net sales
Net sales:
U.S. Retail	$307,642	46.5%	$323,721	46.5%
U.S. Wholesale	264,131	39.9%	279,990	40.3%
International	89,719	13.6%	92,169	13.2%
Consolidated net sales	$661,492	100.0%	$695,880	100.0%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$14,294	4.6%	$26,939	8.3%
U.S. Wholesale	63,328	24.0%	52,092	18.6%
International	2,186	2.4%	3,124	3.4%
Corporate expenses(*)	(24,773)	n/a	(25,801)	n/a
Consolidated operating income	$55,035	8.3%	$56,354	8.1%
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, the factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: risks related to public health crises, such as the COVID-19 pandemic; changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; risks related to geopolitical conflict, including ongoing geopolitical challenges between the United States and China, the ongoing hostilities in Ukraine, Israel, and the Red Sea region, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; risks related to a shutdown of the U.S. government; financial difficulties for one or more of our major customers; an overall decrease in consumer spending, including, but not limited to, decreases in birth rates; our products not being accepted in the marketplace and our failure to manage our inventory; increased competition in the marketplace; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; fluctuations in foreign currency exchange rates; risks associated with corporate responsibility issues; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores during the fiscal year. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
Our mission is to serve the needs of families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of March 30, 2024, our channels included 1,027 company-owned retail stores in North America, eCommerce websites, approximately 19,350 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2023 fiscal year ended December 30, 2023.
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
Known or Anticipated Trends
Macroeconomic Factors and Consumer Demand
Macroeconomic factors, including persistent inflationary pressures on families with young children, increased interest rates, increased consumer debt levels, decreased savings rates, increased energy prices, and geopolitical unrest continue to create a complex and challenging retail environment. These macroeconomic factors have had and may continue to have a negative impact on consumer sentiment and consumer demand for our products. Additionally, we have observed increased promotional activity across the retail industry, which may negatively impact our financial results, including revenue and operating margins in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We have taken actions to mitigate this decrease in consumer demand, including strengthening our product offerings through a focus on style and value, lowering prices on select essential core products, increasing our mix of premium price offerings, including through our Little Planet brand, optimizing our fleet of retail stores, improving our marketing effectiveness to drive traffic, including through the relaunch of our loyalty program, and investing in our exclusive wholesale brands and in our international omnichannel capabilities.
Supply Chain
Overall, we experienced improvement in our freight input costs in fiscal 2023 and in the first quarter of fiscal 2024. However, the disruption of container shipping traffic through the Red Sea has affected transit times and shipping costs for our inventory from our Asia manufacturers in the first quarter of fiscal 2024. We expect that the adverse impact of the disruptions in the region, including additional transportation fees to re-reroute these shipments, could be approximately $6.0 million to $8.0 million through the end of fiscal 2024. Despite these additional costs, we expect for our freight input costs for fiscal 2024 to be favorable to that in fiscal 2023. However, if these hostilities continue or escalate, our business and results of operations could be materially adversely affected.
First Fiscal Quarter 2024 Financial Highlights
Unless otherwise stated, comparisons are to the first quarter of fiscal 2023:
•Consolidated net sales decreased $34.4 million, or 4.9%, to $661.5 million, driven by lower eCommerce sales as a result of decreased traffic, the timing of wholesale customer shipments, and decreased sales to off-price wholesale customers.
◦Sales through our U.S. retail stores were relatively consistent in the period, as decreased average selling prices per unit were offset by sales contribution of our new retail stores. Promotional activity increased in the period due to planned price reductions on certain essential core products and an increased mix of clearance sales.
◦Although consolidated net sales were lower in the period, we continue to experience increased growth in our exclusive Carter’s brands, in our Little Planet brand, and in Mexico. We believe we will see continued growth with our exclusive Carter’s brands in the future due to consumer demand trends in the mass channel. We have meaningful growth planned for the Little Planet brand as we expand product assortment and distribution. Our Mexican retail stores continue to deliver growth and reinforce plans for further expansion in Mexico.
•Consolidated gross profit increased $5.7 million, or 1.8%, to $315.2 million and gross margin increased 310 bps to 47.6%, driven by lower average cost per unit sold as a result of decreased ocean freight rates and decreased product input costs.
•Consolidated SG&A expenses increased $5.7 million, or 2.2%, to $265.4 million, and SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 280 bps to 40.1%, driven by investments in new retail stores.
◦Along with growth in our exclusive Carter’s brands and elevating the style and value of our product offerings, we believe that our growth in the years ahead will be driven by continued fleet optimization, including store openings, new store formats, and remodels. During the first quarter of fiscal 2024, we opened 7 stores and closed 10 stores in the United States. We are projecting approximately 33 store openings and 20 store closures in the remainder of fiscal 2024. We expect to see the benefits from our continued fleet optimization strategies in fiscal 2024.
•Consolidated operating income decreased $1.3 million, or 2.3%, to $55.0 million and operating margin increased 20 bps to 8.3% due to the factors discussed above and a decrease in royalty income of $1.3 million.
•Consolidated net income increased $2.0 million, or 5.7%, to $38.0 million due to the factors discussed above and an increase in interest income of $2.4 million.
•Diluted net income per common share increased $0.09, or 9.5%, to $1.04, and adjusted diluted net income per common share increased $0.06, or 6.1%, to $1.04.
•In the first quarter of fiscal 2024, we relaunched and rebranded our existing loyalty program as Carter’s Rewards. We believe this relaunched tiered loyalty program will drive increased customer transactions and customer retention while creating greater reward differentiation for our best customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•Inventories decreased $140.6 million, or 22.9%, to $473.4 million, due to decreased “pack and hold” inventory (inventory originally intended for sale in fiscal 2022 which was packed and held for sale profitably in a future period), decreased days of supply, and decreased ocean freight rates and product input costs.
•As a result of our strong financial position and available liquidity, we returned $38.3 million to our shareholders, comprised of $29.3 million in cash dividends and $9.0 million in share repurchases.
RESULTS OF OPERATIONS
FIRST FISCAL QUARTER ENDED MARCH 30, 2024 COMPARED TO FIRST FISCAL QUARTER ENDED APRIL 1, 2023
The following table summarizes our results of operations.

	Fiscal quarter ended
(dollars in thousands, except per share data)	March 30, 2024	April 1, 2023	$ Change	% / bps Change
Consolidated net sales	$661,492	$695,880	$(34,388)	(4.9)%
Cost of goods sold	346,302	386,413	(40,111)	(10.4)%
Gross profit	315,190	309,467	5,723	1.8%
Gross profit as % of consolidated net sales	47.6%	44.5%		310 bps
Royalty income, net	5,216	6,519	(1,303)	(20.0)%
Royalty income as % of consolidated net sales	0.8%	0.9%		(10) bps
Selling, general, and administrative expenses	265,371	259,632	5,739	2.2%
SG&A expenses as % of consolidated net sales	40.1%	37.3%		280 bps
Operating income	55,035	56,354	(1,319)	(2.3)%
Operating income as % of consolidated net sales	8.3%	8.1%		20 bps
Interest expense	7,905	9,644	(1,739)	(18.0)%
Interest income	(3,089)	(700)	(2,389)	>100%
Other income, net	274	(258)	532	nm
Income before income taxes	49,945	47,668	2,277	4.8%
Income tax provision	11,912	11,672	240	2.1%
Effective tax rate(*)	23.9%	24.5%		(60) bps
Net income	$38,033	$35,996	$2,037	5.7%

Basic net income per common share	$1.04	$0.95	$0.09	9.5%
Diluted net income per common share	$1.04	$0.95	$0.09	9.5%
Dividend declared and paid per common share	$0.80	$0.75	$0.05	6.7%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $34.4 million, or 4.9%, to $661.5 million. The decrease in net sales was driven by lower eCommerce sales as a result of decreased traffic, decreased sales to off-price wholesale channels as a result of our improved excess inventory levels, the timing of wholesale customer shipments, and decreased average selling prices per unit. These decreases were partially offset by increased sales of our exclusive Carter’s brands and growth from our Mexican retail stores. Average selling prices per unit decreased mid-single digits and units sold decreased low-single digits. Changes in foreign currency exchange rates used for translation had an favorable effect on our consolidated net sales of approximately $2.0 million.
Gross Profit and Gross Margin
Consolidated gross profit increased $5.7 million, or 1.8%, to $315.2 million and consolidated gross margin increased 310 bps to 47.6%. The increase in consolidated gross profit and gross margin was driven by lower average cost per unit sold and decreased sales to off-price wholesale channels. Average cost per unit sold decreased high-single digits driven by lower ocean freight rates and lower product input costs. We expect to experience decreased inbound transportation rates, including ocean freight rates, in the second quarter of fiscal 2024 and decreased product input costs for the remainder of fiscal 2024. These factors were

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
partially offset by decreased net sales, decreased average selling prices per unit mentioned above, and an increase in the mix of U.S. Wholesale net sales, including sales of our exclusive Carter’s brands, which have a lower contribution to gross margin than our U.S. Retail segment.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $5.7 million, or 2.2%, to $265.4 million and SG&A rate increased 280 bps to 40.1%. This increase in the SG&A rate was driven by investments in new retail stores, fixed cost deleverage on decreased sales, and the nonrecurrence of a gain on the partial termination of a corporate office lease in the first quarter of fiscal 2023. These factors were partially offset by decreased transportation costs and the nonrecurrence of organizational restructuring charges in the first quarter of fiscal 2023.
Operating Income
Consolidated operating income decreased $1.3 million, or 2.3%, to $55.0 million and consolidated operating margin increased 20 bps to 8.3%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $1.7 million, or 18.0%, to $7.9 million. Weighted-average borrowings for the first quarter of fiscal 2024 were $500.0 million at an effective interest rate of 6.17%, compared to weighted-average borrowings for the first quarter of fiscal 2023 of $613.8 million at an effective interest rate of 6.18%. The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility.
Interest Income
Consolidated interest income increased $2.4 million to $3.1 million due to increased cash balances during the period.
Income Taxes
Consolidated income tax provision increased $0.2 million, or 2.1%, to $11.9 million and the effective tax rate decreased 60 bps to 23.9%. The decreased effective tax rate relates to a lower proportion of income generated in higher-rate foreign jurisdictions.
Net Income
Consolidated net income increased $2.0 million, or 5.7%, to $38.0 million, primarily due to the factors previously discussed and increased interest income.
Results by Segment - First Quarter of Fiscal 2024 compared to First Quarter of Fiscal 2023
The following table summarizes consolidated net sales and operating income, by segment, for the first quarter of fiscal 2024 and the first quarter of fiscal 2023:

	Fiscal quarter ended
(dollars in thousands)	March 30, 2024	% of consolidated net sales	April 1, 2023	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$307,642	46.5%	$323,721	46.5%	$(16,079)	(5.0)%
U.S. Wholesale	264,131	39.9%	279,990	40.3%	(15,859)	(5.7)%
International	89,719	13.6%	92,169	13.2%	(2,450)	(2.7)%
Consolidated net sales	$661,492	100.0%	$695,880	100.0%	$(34,388)	(4.9)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$14,294	4.6%	$26,939	8.3%	$(12,645)	(46.9)%
U.S. Wholesale	63,328	24.0%	52,092	18.6%	11,236	21.6%
International	2,186	2.4%	3,124	3.4%	(938)	(30.0)%
Unallocated corporate expenses	(24,773)	n/a	(25,801)	n/a	1,028	4.0%
Consolidated operating income	$55,035	8.3%	$56,354	8.1%	$(1,319)	(2.3)%

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
U.S. Retail
U.S. Retail segment net sales decreased $16.1 million, or 5.0%, to $307.6 million. The decrease in net sales was driven by lower traffic in our eCommerce channels as a result of decreased consumer demand on more discretionary purchases and decreased average selling prices per unit, partially offset by sales contribution of our new retail stores. Average selling prices per unit decreased mid-single digits due to planned price reductions on select essential core products and an increased mix of clearance sales. Units sold decreased low-single digits.
Comparable net sales, including retail store and eCommerce, decreased 6.8% primarily driven by the factors mentioned above. As of March 30, 2024, we operated 789 retail stores in the U.S. compared to 792 as of December 30, 2023, and 760 as of April 1, 2023.
U.S. Retail segment operating income decreased $12.6 million, or 46.9%, to $14.3 million, due to a decrease in gross profit of $10.0 million and an increase in SG&A expenses of $2.1 million. Operating margin decreased 370 bps to 4.6%. The primary drivers of the decrease in operating margin were a 20 bps decrease in gross margin and a 340 bps increase in SG&A rate. The decrease in gross margin was due to decreased average selling prices per unit mentioned above, partially offset by decreased average cost per unit sold and decreased fabric purchase commitment charges. Average cost per unit sold decreased low-single digits due to decreased ocean freight rates. The increase in SG&A rate was driven by fixed cost deleverage on decreased sales, fleet optimization, including retail store openings and new store formats and remodels, and increased retail store employee costs.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $15.9 million, or 5.7%, to $264.1 million, driven by the timing of wholesale customer shipments and decreased sales to off-price wholesale channels as a result of our improved excess inventory levels. Average selling prices per unit decreased mid-single digits, while units sold decreased low-single digits. These factors were partially offset by increased sales of our exclusive Carter’s brands and our Little Planet brand.
U.S. Wholesale segment operating income increased $11.2 million, or 21.6%, to $63.3 million, due to an increase in gross profit of $10.3 million and a decrease in SG&A expenses of $1.1 million. Operating margin increased 540 bps to 24.0%. The primary drivers of the increase in operating margin were a 560 bps increase in gross margin, partially offset by a 20 bps increase in SG&A rate. The increase in gross margin was driven by decreased average cost per unit sold, partially offset by customer mix. Average cost per unit sold decreased low teens due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales and increased marketing costs, partially offset by decreased transportation costs.
International
International segment net sales decreased $2.5 million, or 2.7%, to $89.7 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Mexican Peso, had a $2.0 million favorable effect on International segment net sales. The decrease in net sales was driven by decreased net eCommerce sales in Canada as a result of decreased consumer demand on more discretionary purchases and decreased demand from our international partners. These decreases were partially offset by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
growth in sales in our Mexico retail stores. Units sold decreased mid-single digits, while average selling prices per unit increased low-single digits.
Canadian comparable net sales, including retail store and eCommerce, decreased 5.1%, driven by decreased sales in our eCommerce channel. As of March 30, 2024, we operated 186 and 52 retail stores in Canada and Mexico, respectively. As of December 30, 2023, we operated 188 and 54 retail stores in Canada and Mexico, respectively. As of April 1, 2023, we operated 187 and 49 retail stores in Canada and Mexico, respectively.
International segment operating income decreased $0.9 million, or 30.0%, to $2.2 million, due to an increase in SG&A expenses of $5.8 million, partially offset by an increase in gross profit of $5.4 million. Operating margin decreased 100 bps to 2.4%. The decrease in the operating margin was attributable to a 760 bps increase in the SG&A rate, partially offset by a 710 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit and decreased fabric purchase commitment charges. Average cost per unit sold decreased high-single digits due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was due to increased investments in our Mexican retail stores and technology, fixed cost deleverage on decreased sales, and increased retail store employee costs.
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
Unallocated corporate expenses decreased $1.0 million, or 4.0%, to $24.8 million, driven by the nonrecurrence of organizational restructuring charges in the first quarter of fiscal 2023. Unallocated corporate expenses, as a percentage of consolidated net sales, remained consistent at 3.7%.
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

	Fiscal quarter ended
	March 30, 2024					April 1, 2023
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$55.0	8.3%	$11.9	$38.0	$1.04	$56.4	8.1%	$11.7	$36.0	$0.95
Organizational restructuring(*)	—		—	—	—	1.2		0.3	0.9	0.03
As adjusted	$55.0	8.3%	$11.9	$38.0	$1.04	$57.5	8.3%	$12.0	$36.9	$0.98
(*)Relates to charges for organizational restructuring and related corporate office lease amendment actions in the first quarter of fiscal 2023.
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
As discussed under the heading “Known or Anticipated Trends” in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K, inflationary pressures and declining consumer sentiment have had and may continue to have a negative impact on consumer demand for our products and on our financial results in fiscal 2024. We cannot predict the timing and amount of such impact.
As of March 30, 2024, we had approximately $267.6 million of cash and cash equivalents held at major financial institutions, including approximately $87.1 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Inventories at March 30, 2024 were $473.4 million compared to $613.9 million at April 1, 2023 and $537.1 million at December 30, 2023. The decrease of $140.6 million, or 22.9%, at March 30, 2024, compared to April 1, 2023, was driven by decreased “pack and hold” inventory, decreased days of supply, and decreased ocean freight rates and product input costs. Due to the seasonal nature of our operations, the inventories balance at March 30, 2024, is not comparable to the inventories balance at December 30, 2023.
Cash Flow
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the first quarter of fiscal 2024 was $25.6 million compared to net cash provided by operating activities of $42.2 million in the first quarter of fiscal 2023. Our cash flows from operating activities is driven by net income and changes in our net working capital. The change in net cash from operating activities was primarily driven by smaller reductions in inventory balances due to the sell through of a large portion of our “pack and hold” inventory in fiscal 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2024 was $12.0 million compared to $13.8 million in the first quarter of fiscal 2023. The decrease in net cash used in investing activities was driven by decreased capital expenditures. Capital expenditures in the first quarter of fiscal 2024 was driven by U.S. and international retail store openings and remodels and investments in our distribution facilities.
We plan to invest approximately $80.0 million in capital expenditures in fiscal 2024, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $45.3 million in the first quarter of fiscal 2024 compared to $82.8 million in the first quarter of fiscal 2023. This change in cash flow from financing activities was driven by payments on our secured revolving credit facility in the first quarter of fiscal 2023.
Share Repurchases
In the first quarter of fiscal 2024, we repurchased and retired 107,795 shares in open market transactions for approximately $9.0 million, at an average price of $83.48 per share. In the first quarter of fiscal 2023, we repurchased and retired 135,873 shares in open market transactions for approximately $9.6 million at an average price of $70.55 per share.
The total remaining capacity under outstanding repurchase authorizations as of March 30, 2024, was approximately $640.5 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.

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
Dividends
In the first quarter of fiscal 2024 and fiscal 2023, the Board of Directors declared, and the Company paid cash dividends of $0.80 and $0.75 per common share, respectively.
Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 5, Long-term Debt, to the condensed consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of March 30, 2024, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.3 million of outstanding letters of credit. As of March 30, 2024, there was approximately $844.7 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of March 30, 2024, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term SOFR rate loans and 0.125% for base rate loans. As of March 30, 2024, we were in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of March 30, 2024, the Company had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of March 30, 2024 is reported net of $2.5 million of unamortized issuance-related debt costs.
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2023 fiscal year ended December 30, 2023. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2024, compared to the first quarter of fiscal 2023, had a $2.0 million favorable effect on our consolidated net sales.
Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. In our condensed consolidated statement of operations, these gains and losses are recorded within Other (income) expense, net. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss).
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of March 30, 2024, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 30, 2024.
Changes in Internal Control over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended March 30, 2024, that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended March 30, 2024.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2023 fiscal year ended December 30, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2024:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
December 31, 2023 through January 27, 2024	—	$—	—	$649,492,412

January 28, 2024 through February 24, 2024 (4)	69,401	$81.33	—	$649,492,412

February 25, 2024 through March 30, 2024 (5)	129,316	$83.48	107,795	$640,493,185

Total	198,717		107,795
(1)The average price paid per share excludes excise tax on share repurchases.
(2)Share purchases during the first quarter of fiscal 2024 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 6, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(3)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
(4)All the 69,401 shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between January 28, 2024 and February 24, 2024.
(5)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 21,521 shares surrendered between February 25, 2024 and March 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 30, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	August 18, 2023
10.1 *	Form of Restricted Stock Award Agreement.				X
10.2 *	Form of rTSR Performance-Based Restricted Stock Award Agreement.				X
10.3 *	Form of Company Performance-Based Restricted Stock Award Agreement.				X
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
32	Section 1350 Certification.				X
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL				X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

April 26, 2024	/s/ MICHAEL D. CASEY
Michael D. Casey
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

April 26, 2024	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Senior Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)