Form 10-Q
period 2024-06-29
CARTERS INC
filed 2024-07-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 29, 2024
OR
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
As of July 19, 2024, there were 36,132,947 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 29, 2024, December 30, 2023 and July 1, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 29, 2024 and July 1, 2023	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended June 29, 2024 and July 1, 2023	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal quarters ended June 29, 2024, March 30, 2024, July 1, 2023 and April 1, 2023	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 29, 2024 and July 1, 2023	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4	Controls and Procedures	27

Part II. Other Information

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults upon Senior Securities	29
Item 4	Mine Safety Disclosures	29
Item 5	Other Information	30
Item 6	Exhibits	31

Signatures		32

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 29, 2024	December 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$316,646	$351,213	$174,503
Accounts receivable, net of allowance for credit losses of $4,895, $4,754, and $3,849, respectively	132,360	183,774	132,679
Finished goods inventories, net of inventory reserves of $13,844, $8,990, and $17,847, respectively	599,295	537,125	681,573
Prepaid expenses and other current assets	54,085	29,131	56,616
Total current assets	1,102,386	1,101,243	1,045,371
Property, plant, and equipment, net of accumulated depreciation of $640,751, $615,907, and $592,310, respectively	181,659	183,111	178,100
Operating lease assets	509,168	528,407	499,689
Tradenames, net	298,097	298,186	298,274
Goodwill	209,086	210,537	210,517
Customer relationships, net	25,386	27,238	28,995
Other assets	29,735	29,891	27,525
Total assets	$2,355,517	$2,378,613	$2,288,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,796	$242,149	$281,333
Current operating lease liabilities	128,952	135,369	137,473
Other current liabilities	84,895	134,344	98,730
Total current liabilities	527,643	511,862	517,536
Long-term debt, net	497,735	497,354	496,984
Deferred income taxes	48,910	41,470	45,436
Long-term operating lease liabilities	436,575	448,810	420,805
Other long-term liabilities	32,904	33,867	32,701
Total liabilities	$1,543,767	$1,533,363	$1,513,462

Commitments and contingencies - Note 12

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,280,056, 36,551,221, and 37,354,464 shares issued and outstanding, respectively	363	366	374
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(32,814)	(23,915)	(24,963)
Retained earnings	844,201	868,799	799,598
Total shareholders’ equity	811,750	845,250	775,009
Total liabilities and shareholders’ equity	$2,355,517	$2,378,613	$2,288,471
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$564,434	$600,199	$1,225,926	$1,296,079
Cost of goods sold	281,497	308,303	627,799	694,716
Gross profit	282,937	291,896	598,127	601,363
Royalty income, net	4,004	4,341	9,220	10,860
Selling, general, and administrative expenses	247,489	258,676	512,859	518,308
Operating income	39,452	37,561	94,488	93,915
Interest expense	7,870	8,083	15,775	17,727
Interest income	(3,186)	(1,005)	(6,274)	(1,705)
Other expense (income), net	404	(767)	678	(1,025)
Income before income taxes	34,364	31,250	84,309	78,918
Income tax provision	6,725	7,383	18,637	19,055
Net income	$27,639	$23,867	$65,672	$59,863

Basic net income per common share	$0.76	$0.64	$1.80	$1.59
Diluted net income per common share	$0.76	$0.64	$1.80	$1.59
Dividend declared and paid per common share	$0.80	$0.75	$1.60	$1.50
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$27,639	$23,867	$65,672	$59,863
Other comprehensive income:
Foreign currency translation adjustments	(7,147)	5,449	(8,899)	9,375
Comprehensive income	$20,492	$29,316	$56,773	$69,238
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	1,400	—	83	—	—	83
Withholdings from vesting of restricted stock	(61,423)	(1)	(4,404)	—	(371)	(4,776)
Restricted stock activity	303,015	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,343	—	—	4,343
Repurchase of common stock	(135,873)	(1)	—	—	(9,585)	(9,586)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,483)	(28,483)
Comprehensive income	—	—	—	3,926	35,996	39,922
Other	—	—	(19)	—	—	(19)
Balance at April 1, 2023	37,799,251	$378	$—	$(30,412)	$827,927	$797,893
Exercise of stock options	—	—	—	—	—	—
Withholdings from vesting of restricted stock	(932)	—	(61)	—	—	(61)
Restricted stock activity	5,626	—	—	—	—	—
Stock-based compensation expense	—	—	6,641	—	—	6,641
Repurchase of common stock	(449,481)	(4)	(6,294)	—	(24,038)	(30,336)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(28,158)	(28,158)
Comprehensive income	—	—	—	5,449	23,867	29,316
Other	—	—	(286)	—	—	(286)
Balance at July 1, 2023	37,354,464	$374	$—	$(24,963)	$799,598	$775,009

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(90,922)	(1)	(5,535)	—	(1,842)	(7,378)
Restricted stock activity	243,120	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,170	—	—	5,170
Repurchase of common stock	(107,795)	(1)	—	—	(8,998)	(8,999)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,338)	(29,338)
Comprehensive income	—	—	—	(1,752)	38,033	36,281
Other	—	—	—	—	—	—
Balance at March 30, 2024	36,600,032	$366	$—	$(25,667)	$866,654	$841,353
Withholdings from vesting of restricted stock	(839)	—	(58)	—	—	(58)
Restricted stock activity	34,956	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,120	—	—	4,120
Repurchase of common stock	(354,093)	(4)	(3,854)	—	(20,920)	(24,778)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,172)	(29,172)
Comprehensive income	—	—	—	(7,147)	27,639	20,492
Other	—	—	(207)	—	—	(207)
Balance at June 29, 2024	36,280,056	$363	$—	$(32,814)	$844,201	$811,750
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$65,672	$59,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	27,386	30,655
Amortization of intangible assets	1,858	1,877
Provision for (recoveries of) excess and obsolete inventory, net	4,986	(1,581)
Gain on partial termination of corporate lease	—	(4,366)
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	87	2,751
Amortization of debt issuance costs	809	788
Stock-based compensation expense	9,290	10,984
Unrealized foreign currency exchange loss (gain), net	109	(429)
Provision for (recoveries of) doubtful accounts receivable from customers	285	(491)
Unrealized gain on investments	(1,081)	(633)
Deferred income taxes expense	7,153	4,274
Effect of changes in operating assets and liabilities:
Accounts receivable	50,516	67,425
Finished goods inventories	(70,802)	70,017
Prepaid expenses and other assets	(24,320)	(21,643)
Accounts payable and other liabilities	19,743	(10,249)
Net cash provided by operating activities	$91,691	$209,242

Cash flows from investing activities:
Capital expenditures	$(24,315)	$(26,356)
Net cash used in investing activities	$(24,315)	$(26,356)

Cash flows from financing activities:
Payments on secured revolving credit facility	$—	$(120,000)
Repurchases of common stock	(33,778)	(39,922)
Dividends paid	(58,510)	(56,641)
Withholdings from vesting of restricted stock	(7,436)	(4,837)
Proceeds from exercises of stock options	367	83
Net cash used in financing activities	$(99,357)	$(221,317)

Net effect of exchange rate changes on cash and cash equivalents	(2,586)	1,186
Net decrease in cash and cash equivalents	$(34,567)	$(37,245)
Cash and cash equivalents, beginning of period	351,213	211,748
Cash and cash equivalents, end of period	$316,646	$174,503
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
Our trademarks that are referred to in this Quarterly Report on Form 10-Q, including Carter’s, OshKosh B’gosh, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended June 29, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 28, 2024.
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
Supplier Finance Program
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of June 29, 2024, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our condensed consolidated balance sheets. As of June 29, 2024, December 30, 2023, and July 1, 2023, amounts under the SCF program included in Accounts payable were $31.9 million,$14.8 million, and $23.0 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
OshKosh B’Gosh Pension Plan
During the second quarter of fiscal 2024, the Company announced the offering of a single-sum payment option to certain participants in the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”), which commenced on June 1, 2024 and closed on July 15, 2024. Payments to electing participants are expected to be made in August 2024, after which the pension plan will have no further obligations to these participants. The Company expects to recognize related non-cash charges of approximately $1.0 million to $2.0 million in the third quarter of fiscal 2024 in connection with payments to these participants. The actual amount of such charges will depend on the number of participants who receive payments and various actuarial assumptions.
Additionally, the Board of Directors authorized the termination of the pension plan, with an anticipated effective date of November 30, 2024. The Company expects to make a contribution to fully fund the plan for termination, followed by the purchase of annuity contracts to transfer its remaining liabilities under the pension plan, in the second half of fiscal 2025. The contribution amount will depend upon the nature and timing of participant settlements and prevailing market conditions. The Company expects to recognize non-cash charges upon settlement of the pension plan’s obligations in the second half of fiscal 2025. The Company has the right to change the effective date of the termination date or revoke the decision to terminate, but it has no current intent to do so.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended June 29, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$290,249	$—	$54,349	$344,598
Wholesale channel	—	192,911	26,925	219,836
	$290,249	$192,911	$81,274	$564,434

Royalty income, net	$558	$2,484	$962	$4,004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Two fiscal quarters ended June 29, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$597,890	$—	$109,411	$707,301
Wholesale channel	—	457,042	61,583	518,625
	$597,890	$457,042	$170,994	$1,225,926

Royalty income, net	$2,042	$5,843	$1,335	$9,220

	Fiscal quarter ended July 1, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$323,466	$—	$56,657	$380,123
Wholesale channel	—	186,867	33,209	220,076
	$323,466	$186,867	$89,866	$600,199

Royalty income, net	$1,432	$1,988	$921	$4,341

	Two fiscal quarters ended July 1, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$647,187	$—	$110,331	$757,518
Wholesale channel	—	466,856	71,705	538,561
	$647,187	$466,856	$182,036	$1,296,079

Royalty income, net	$3,510	$5,546	$1,804	$10,860
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net were as follows:

(dollars in thousands)	June 29, 2024	December 30, 2023	July 1, 2023
Trade receivables from wholesale customers, net	$127,583	$172,106	$128,421
Royalties receivable	3,799	4,753	4,369
Other receivables(1)	10,857	20,032	11,965
Total gross receivables	$142,239	$196,891	$144,755
Less: Wholesale accounts receivable reserves(2)(3)	(9,879)	(13,117)	(12,076)
Accounts receivable, net	$132,360	$183,774	$132,679
(1)Includes tenant allowances, tax, payroll, gift card and other receivables. The balance for the fiscal period ended December 30, 2023 includes a receivable for a $6.9 million court approved settlement in December 2023 related to payment card interchange fees. This payment was received in the first quarter of fiscal 2024.
(2)Includes allowance for chargebacks of $5.0 million, $8.4 million, and $8.2 million for the periods ended June 29, 2024, December 30, 2023, and July 1, 2023, respectively.
(3)Includes allowance for credit losses of $4.9 million, $4.8 million, and $3.8 million for the periods ended June 29, 2024, December 30, 2023, and July 1, 2023, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	June 29, 2024	December 30, 2023	July 1, 2023
Contract liabilities - current:
Unredeemed gift cards(1)	$24,484	$25,162	$23,987
Unredeemed customer loyalty rewards	1,832	3,355	3,575
Carter’s credit card - upfront bonus(2)	714	714	714
Total contract liabilities - current(3)	$27,030	$29,231	$28,276

Contract liabilities - non-current(4)	$357	$714	$1,071
Total contract liabilities	$27,387	$29,945	$29,347
(1)During the second quarters of fiscal 2024 and fiscal 2023, the Company recognized revenue of $2.0 million and $1.8 million related to the gift card liability balance that existed at March 30, 2024 and April 1, 2023, respectively. Additionally, during the first two quarters of fiscal 2024 and fiscal 2023, the Company recognized revenue of $5.7 million and $5.3 million related to the gift card liability balance that existed at December 30, 2023 and December 31, 2022, respectively.
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
NOTE 4 – OTHER CURRENT LIABILITIES
The components of Other current liabilities were as follows:

(dollars in thousands)	June 29, 2024	December 30, 2023	July 1, 2023
Unredeemed gift cards	$24,484	$25,162	$23,987
Accrued salaries and wages	11,940	12,458	11,551
Accrued employee benefits	11,546	17,928	12,900
Accrued taxes	7,671	12,909	11,467
Accrued bonuses and incentive compensation	2,418	20,817	6,488
Income taxes payable	—	12,697	973
Accrued other	26,836	32,373	31,364
Other current liabilities	$84,895	$134,344	$98,730
NOTE 5 – LONG-TERM DEBT
The components of Long-term debt, net were as follows:

(dollars in thousands)	June 29, 2024	December 30, 2023	July 1, 2023
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(2,265)	(2,646)	(3,016)
Senior notes, net	$497,735	$497,354	$496,984
Secured revolving credit facility	—	—	—
Long-term debt, net	$497,735	$497,354	$496,984
Secured Revolving Credit Facility
As of June 29, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $5.7 million of outstanding letters of credit. As of June 29, 2024, there was approximately $844.3 million available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets because of the contractual repayment terms under the credit facility.

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
On June 24, 2024, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”), entered into Amendment No. 5 to its fourth amended and restated credit agreement (“Amendment No. 5”) that provides for the transition from Canadian Dollar Offered Rate (“CDOR”) to Canadian Overnight Repo Rate Average (“CORRA”) for use as a reference rate when determining interest for Term Benchmark Loans.
As of June 29, 2024, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term Secured Overnight Financing Rate (“SOFR”) loans and 0.125% for base rate loans. As of June 29, 2024, the applicable borrowing rate for the secured revolving credit facility would have accrued interest at an adjusted term SOFR rate plus the applicable margin, which would have resulted in a borrowing rate of 6.56%. As of June 29, 2024, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 6 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Number of shares repurchased(1)	354,093	449,481	461,888	585,354
Aggregate cost of shares repurchased (dollars in thousands)(2)	$24,778	$30,336	$33,778	$39,922
Average price per share(2)	$69.98	$67.49	$73.13	$68.20
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases.
The total aggregate remaining capacity under outstanding repurchase authorizations as of June 29, 2024 was approximately $615.7 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first two quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $1.60 for the first two quarters of fiscal 2024). Additionally, in each of the first two quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $1.50 for the first two quarters of fiscal 2023). The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 5, Long-term Debt, to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restricted stock:
Time-based awards	$3,670	$4,183	$8,431	$8,545
Performance-based awards	(1,379)	908	(1,048)	889
Market-based awards	229	—	307	—
Stock awards	1,600	1,550	1,600	1,550
Total	$4,120	$6,641	$9,290	$10,984
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the second quarter of fiscal 2024, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of $1.9 million of previously recognized stock-based compensation expense.
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	June 29, 2024	December 30, 2023	July 1, 2023
Cumulative foreign currency translation adjustments	$(27,132)	$(18,233)	$(19,451)
Pension and post-retirement obligations(*)	(5,682)	(5,682)	(5,512)
Total accumulated other comprehensive loss	$(32,814)	$(23,915)	$(24,963)
(*)Net of income taxes of $1.8 million, $1.8 million, and $1.7 million for the periods ended June 29, 2024, December 30, 2023, and July 1, 2023, respectively.
During the first two quarters of both fiscal 2024 and fiscal 2023, no amounts were reclassified from Accumulated other comprehensive loss to the condensed consolidated statement of operations.
NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $18.4 million, $17.3 million, and $15.7 million at June 29, 2024, December 30, 2023, and July 1, 2023, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.5 million and $1.1 million for the second quarter and the first two quarters of fiscal 2024, respectively. Gains on the investments in marketable securities were $0.2 million and $0.6 million for the second quarter and the first two quarters of fiscal 2023, respectively. These amounts are included in Other expense (income), net on the Company’s condensed consolidated statement of operations.
Borrowings
As of June 29, 2024, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at June 29, 2024 was approximately $491.3 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Goodwill, Intangible Assets, and Long-Lived Tangible Assets
Some assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill, indefinite-lived intangible assets, and long-lived tangible assets that have

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
NOTE 10 – INCOME TAXES
As of June 29, 2024, the Company had gross unrecognized income tax benefits of approximately $8.6 million, of which $6.0 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at June 29, 2024 is approximately $1.3 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2024 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the second quarter and first two quarters of fiscal 2024 and fiscal 2023. The Company had approximately $1.9 million, $1.5 million, and $1.6 million of interest accrued on uncertain tax positions as of June 29, 2024, December 30, 2023, and July 1, 2023, respectively.
NOTE 11 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,688,755	36,824,490	35,774,748	36,964,509
Dilutive effect of equity awards	135	127	1,692	3,850
Diluted number of common and common equivalent shares outstanding	35,688,890	36,824,617	35,776,440	36,968,359

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$27,639	$23,867	$65,672	$59,863
Income allocated to participating securities	(523)	(426)	(1,218)	(1,018)
Net income available to common shareholders	$27,116	$23,441	$64,454	$58,845

Basic net income per common share	$0.76	$0.64	$1.80	$1.59

Diluted net income per common share:
Net income	$27,639	$23,867	$65,672	$59,863
Income allocated to participating securities	(523)	(426)	(1,218)	(1,018)
Net income available to common shareholders	$27,116	$23,441	$64,454	$58,845

Diluted net income per common share	$0.76	$0.64	$1.80	$1.59

Anti-dilutive awards excluded from diluted earnings per share computation(*)	424,161	565,956	438,632	497,076
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
NOTE 13 – SEGMENT INFORMATION
The table below presents certain information for the Company’s reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 29, 2024	% of consolidated net sales	July 1, 2023	% of consolidated net sales	June 29, 2024	% of consolidated net sales	July 1, 2023	% of consolidated net sales
Net sales:
U.S. Retail	$290,249	51.4%	$323,466	53.9%	$597,890	48.8%	$647,187	49.9%
U.S. Wholesale	192,911	34.2%	186,867	31.1%	457,042	37.3%	466,856	36.0%
International	81,274	14.4%	89,866	15.0%	170,994	13.9%	182,036	14.1%
Consolidated net sales	$564,434	100.0%	$600,199	100.0%	$1,225,926	100.0%	$1,296,079	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$18,078	6.2%	$28,211	8.7%	$32,372	5.4%	$55,150	8.5%
U.S. Wholesale	36,207	18.8%	29,209	15.6%	99,535	21.8%	81,301	17.4%
International	5,557	6.8%	6,690	7.4%	7,744	4.5%	9,814	5.4%
Corporate expenses(*)	(20,390)	n/a	(26,549)	n/a	(45,163)	n/a	(52,350)	n/a
Consolidated operating income	$39,452	7.0%	$37,561	6.3%	$94,488	7.7%	$93,915	7.2%
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, the factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: risks related to public health crises; changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; continued inflationary pressures with respect to labor and raw materials and global

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
supply chain constraints that have had, and could continue to have, an effect on freight, transit, and other costs; risks related to geopolitical conflict, including ongoing geopolitical challenges between the United States and China, the ongoing hostilities in Ukraine, Israel, and the Red Sea region, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; risks related to a potential shutdown of the U.S. government; financial difficulties for one or more of our major customers; an overall decrease in consumer spending, including, but not limited to, decreases in birth rates; our products not being accepted in the marketplace and our failure to manage our inventory; increased competition in the marketplace; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; fluctuations in foreign currency exchange rates; risks associated with corporate responsibility issues; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
Our mission is to serve the needs of families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of June 29, 2024, our channels included 1,027 company-owned retail stores in North America, eCommerce websites, approximately 19,350 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
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
Known or Anticipated Trends
Macroeconomic Factors and Consumer Demand
Macroeconomic factors, including persistent inflationary pressures on families with young children, increased interest rates, increased consumer debt levels, decreased savings rates, and geopolitical unrest continue to create a complex and challenging retail environment. These macroeconomic factors have had and may continue to have a negative impact on consumer sentiment and consumer demand for our products. Additionally, we have observed increased promotional activity across the retail industry, which may negatively impact our financial results, including revenue and operating margins in the future.
We have taken actions to mitigate this decrease in consumer demand, including strengthening our product offerings through a focus on style and value, lowering prices on select essential core products, increasing our mix of premium price offerings, including through our Little Planet brand and our PurelySoft collection, optimizing our fleet of retail stores, improving our marketing effectiveness to drive traffic, including through the relaunch of our loyalty program in the second quarter of fiscal 2024, and investing in our exclusive wholesale brands, in our international omnichannel capabilities, and in the talent in our organization.
Supply Chain
Overall, we experienced improvement in our freight rates in fiscal 2023 and in the first two quarters of fiscal 2024. However, the disruption of container shipping traffic through the Red Sea has affected transit times and shipping costs for our inventory from our Asia manufacturers in the first two quarters of fiscal 2024. The adverse impact of the disruptions in the region, including additional transportation fees to re-reroute these shipments, were approximately $5.0 million in the first two quarters of fiscal 2024, and we believe it could be approximately $1.0 million to $2.0 million for the remainder of fiscal 2024. However, if these hostilities continue or escalate, our business and results of operations could be materially adversely affected.
Additionally, as a result of capacity shortages with some of our carriers in Asia, we are estimating an additional $5.0 million to $7.0 million of transportations costs related to surcharges and increased market spot rates associated with our use of non-contractual carriers through the end of fiscal 2024. Despite these additional costs, we expect our freight input costs for fiscal 2024 to be favorable to those incurred in fiscal 2023.
Second Fiscal Quarter 2024 Financial Highlights
Unless otherwise stated, comparisons are to the second quarter of fiscal 2023:
•Consolidated net sales decreased $35.8 million, or 6.0%, to $564.4 million, driven by lower U.S. Retail sales.
◦Traffic and demand in our U.S. Retail businesses decreased, in part due to ongoing macroeconomic headwinds negatively impacting families with young children including inflationary pressures, increased interest rates, increased consumer debt levels, and decreased savings rates. U.S. Retail comparable net sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
decreased 11.7%. The effects of macroeconomic headwinds may continue to negatively impact our financial results in the second half of fiscal 2024.
◦We continue to experience increased growth in our exclusive Carter’s brands, in our Little Planet brand, and in Mexico. We believe we will see continued growth with our exclusive Carter’s brands in the future due to consumer demand trends in the mass channel. We have meaningful growth planned for the Little Planet brand as we expand product assortment and distribution. Our Mexican retail stores continue to deliver growth and reinforce plans for further expansion in Mexico.
•Consolidated gross profit decreased $9.0 million, or 3.1%, to $282.9 million as a result of decreased net sales. Despite increased pressure on pricing from our competitors, gross margin increased 150 bps to 50.1%, driven by lower average cost per unit sold as a result of decreased ocean freight rates and decreased product input costs.
•Consolidated SG&A expenses decreased $11.2 million, or 4.3%, to $247.5 million. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 70 bps to 43.8%, driven by fixed costs deleverage on decreased net sales and investments in new retail stores.
◦We have continued to invest in the optimization of our fleet of U.S. retail stores, including through opening new retail stores, developing new store formats, and remodeling existing store locations. During the second quarter of fiscal 2024, we opened 8 stores and closed 8 stores in the United States. We are projecting approximately 25 store openings and 11 store closures in the remainder of fiscal 2024.
•Consolidated operating income increased $1.9 million, or 5.0%, to $39.5 million and operating margin increased 70 bps to 7.0% due to the factors discussed above.
•Consolidated net income increased $3.8 million, or 15.8%, to $27.6 million due to the factors discussed above and an increase in interest income of $2.2 million.
•Diluted net income per common share increased $0.12, or 18.8%, to $0.76, and adjusted diluted net income per common share increased $0.12, or 18.8%, to $0.76.
•Inventories decreased $82.3 million, or 12.1%, to $599.3 million, due to decreased “pack and hold” inventory (inventory originally intended for sale in fiscal 2022 which was packed and held for sale profitably in a future period), decreased days of supply, and decreased ocean freight rates and product input costs.
•As a result of our strong financial position and available liquidity in the second quarter of fiscal 2024, we returned $54.0 million to our shareholders, comprised of $29.2 million in cash dividends and $24.8 million in share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JUNE 29, 2024 COMPARED TO SECOND FISCAL QUARTER ENDED JULY 1, 2023
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	June 29, 2024	July 1, 2023	$ Change	% / bps Change
Consolidated net sales	$564,434	$600,199	$(35,765)	(6.0)%
Cost of goods sold	281,497	308,303	(26,806)	(8.7)%
Gross profit	282,937	291,896	(8,959)	(3.1)%
Gross profit as % of consolidated net sales	50.1%	48.6%		150 bps
Royalty income, net	4,004	4,341	(337)	(7.8)%
Royalty income as % of consolidated net sales	0.7%	0.7%		0 bps
Selling, general, and administrative expenses	247,489	258,676	(11,187)	(4.3)%
SG&A expenses as % of consolidated net sales	43.8%	43.1%		70 bps
Operating income	39,452	37,561	1,891	5.0%
Operating income as % of consolidated net sales	7.0%	6.3%		70 bps
Interest expense	7,870	8,083	(213)	(2.6)%
Interest income	(3,186)	(1,005)	(2,181)	>100%
Other expense (income), net	404	(767)	1,171	nm
Income before income taxes	34,364	31,250	3,114	10.0%
Income tax provision	6,725	7,383	(658)	(8.9)%
Effective tax rate(*)	19.6%	23.6%		(400) bps
Net income	$27,639	$23,867	$3,772	15.8%

Basic net income per common share	$0.76	$0.64	$0.12	18.8%
Diluted net income per common share	$0.76	$0.64	$0.12	18.8%
Dividend declared and paid per common share	$0.80	$0.75	$0.05	6.7%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $35.8 million, or 6.0%, to $564.4 million. This decrease in net sales was driven by decreased traffic and demand in our U.S. Retail businesses, decreased average selling prices per unit, decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels, decreased demand in Canada, and the timing of wholesale shipments to our international partners. These decreases were partially offset by increased sales of our exclusive Carter’s brands in the U.S. and increased sales in Mexico. Units sold decreased in the low-single digits and average selling prices per unit decreased in the low-single digits. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $0.4 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $9.0 million, or 3.1%, to $282.9 million and consolidated gross margin increased 150 bps to 50.1%. The decrease in consolidated gross profit was driven by decreased net sales. The increase in gross margin was driven by lower average cost per unit sold, favorable wholesale customer mix, and decreased sales to off-price wholesale channel customers. These factors were partially offset by a benefit in fabric purchase commitments and in excess inventory provisions in the second quarter of fiscal 2023 that did not reoccur in the second quarter of fiscal 2024, decreased average selling prices per unit mentioned above, and an increase in the mix of U.S. Wholesale net sales, including sales of our exclusive Carter’s brands, which have a lower contribution to gross margin than our U.S. Retail segment. Average cost per unit sold decreased high-single digits, driven by lower ocean freight rates and lower product input costs. We expect to experience decreased product input costs for the remainder of fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Royalty Income
Consolidated royalty income decreased $0.3 million, or 7.8%, to $4.0 million, driven by decreased wholesale customer demand.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $11.2 million, or 4.3%, to $247.5 million and increased as a percentage of consolidated net sales by approximately 70 bps to 43.8%. This increase in SG&A rate was driven by fixed cost deleverage on decreased sales, investments in new retail stores, and increased marketing expense, partially offset by decreased performance-based compensation expense.
Operating Income
Consolidated operating income increased $1.9 million, or 5.0%, to $39.5 million and increased as a percentage of net sales by approximately 70 bps to 7.0%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $0.2 million, or 2.6%, to $7.9 million. Weighted-average borrowings for the second quarter of fiscal 2024 were $500.0 million at an effective interest rate of 6.11%, compared to weighted-average borrowings for the second quarter of fiscal 2023 of $521.5 million at an effective interest rate of 6.20%. The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility.
Interest Income
Consolidated interest income increased $2.2 million to $3.2 million due to increased cash balances during the period.
Other Expense (Income), Net
Consolidated other expense (income), net increased $1.2 million to $0.4 million due to unfavorable changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar and the Mexican Peso.
Income Taxes
Our consolidated income tax provision decreased $0.7 million, or 8.9%, to $6.7 million and the effective tax rate decreased 400 bps to 19.6%. The effective tax rate decreased due to the mix of earnings in our revised full year outlook. This outlook reflects a lower proportion of income generated in the United States, which is a higher tax rate relative to some of our international jurisdictions.
Net Income
Our consolidated net income increased $3.8 million, or 15.8%, to $27.6 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Second Quarter of Fiscal 2024 compared to Second Quarter of Fiscal 2023
The following table summarizes net sales and operating income, by segment, for the second quarter of fiscal 2024 and the second quarter of fiscal 2023:

	Fiscal quarter ended
(dollars in thousands)	June 29, 2024	% of consolidated net sales	July 1, 2023	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$290,249	51.4%	$323,466	53.9%	$(33,217)	(10.3)%
U.S. Wholesale	192,911	34.2%	186,867	31.1%	6,044	3.2%
International	81,274	14.4%	89,866	15.0%	(8,592)	(9.6)%
Consolidated net sales	$564,434	100.0%	$600,199	100.0%	$(35,765)	(6.0)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$18,078	6.2%	$28,211	8.7%	$(10,133)	(35.9)%
U.S. Wholesale	36,207	18.8%	29,209	15.6%	6,998	24.0%
International	5,557	6.8%	6,690	7.4%	(1,133)	(16.9)%
Unallocated corporate expenses	(20,390)	n/a	(26,549)	n/a	6,159	(23.2)%
Consolidated operating income	$39,452	7.0%	$37,561	6.3%	$1,891	5.0%
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
U.S. Retail
U.S. Retail segment net sales decreased $33.2 million, or 10.3%, to $290.2 million. The decrease in net sales was driven by lower traffic and demand in our eCommerce channels and in our retail stores, in part due to ongoing macroeconomic headwinds negatively impacting families with young children. These factors were partially offset by sales contribution of our new retail stores and increased average selling prices per unit. Average selling prices per unit increased low-single digits due to higher price realization on clearance sales, partially offset by planned price reductions on select essential core products. Units sold decreased low-teens.
Comparable net sales, including retail store and eCommerce, decreased 11.7% driven by the factors mentioned above. As of June 29, 2024, we operated 789 retail stores in the U.S. compared to 792 as of December 30, 2023, and 763 as of July 1, 2023.
U.S. Retail segment operating income decreased $10.1 million, or 35.9%, to $18.1 million, primarily due to a decrease in gross profit of $14.3 million, partially offset by a decrease in SG&A expenses of $5.1 million. Operating margin decreased 250 bps to 6.2%. The primary drivers of the decrease in operating margin were a 430 bps increase in SG&A rate, partially offset by a 210 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold and increased average selling prices per unit mentioned above. Average cost per unit sold decreased mid-single digits due to decreased ocean

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
freight rates. The increase in SG&A rate was driven by fixed cost deleverage on decreased net sales, investments in optimizing our retail store fleet, including opening new retail stores, developing new store formats, and remodeling existing store locations, increased marketing expense, and increased retail store employee compensation costs, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales increased $6.0 million, or 3.2%, to $192.9 million, driven by increased sales of our exclusive Carter’s brands, partially offset by decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels. Units sold increased high-single digits, while average selling prices per unit decreased mid-single digits.
U.S. Wholesale segment operating income increased $7.0 million, or 24.0%, to $36.2 million, primarily due to an increase in gross profit of $6.9 million, partially offset by an increase in SG&A expenses of $0.4 million. Operating margin increased 320 bps to 18.8%. The primary drivers of the increase in operating margin were a 270 bps increase in gross margin and a 20 bps decrease in SG&A rate. The increase in gross margin was driven by decreased average cost per unit sold, favorable customer mix, and decreased off-price wholesale channel sales, partially offset by decreased average selling prices per unit mentioned above, a benefit in excess inventory provisions and fabric purchase commitment charges in the second quarter of fiscal 2023 that did not reoccur in the second quarter of fiscal 2024, and increased air freight costs. Average cost per unit sold decreased double-digits due to decreased ocean freight rates and product input costs. The decrease in the SG&A rate was driven by fixed cost leverage on increased sales and decreased performance-based compensation expense, partially offset by increased bad debt expense due to the timing of customer payments.
International
International segment net sales decreased $8.6 million, or 9.6%, to $81.3 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $0.4 million unfavorable effect on International segment net sales. The decrease in net sales was driven by decreased net sales in Canada, and decreased demand from our international partners, partially offset by growth in sales in our Mexico retail stores. Units sold decreased high-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 8.3%, driven by decreased traffic in our retail stores and eCommerce channels as a result of macroeconomic headwinds and the late arrival of Spring weather, which negatively impacted demand for our Spring and warm weather offerings. As of June 29, 2024, we operated 186 stores and 52 stores in Canada and Mexico, respectively. As of December 30, 2023, we operated 188 and 54 stores in Canada and Mexico, respectively. As of July 1, 2023, we operated 186 and 50 stores in Canada and Mexico, respectively.
International segment operating income decreased $1.1 million, or 16.9%, to $5.6 million, primarily due to a decrease in gross profit of $1.6 million, partially offset by a decrease in SG&A expenses of $0.4 million. Operating margin decreased 60 bps to 6.8%. The primary drivers of the decrease in operating margin were a 390 bps increase in the SG&A rate, partially offset by a 310 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold, partially offset by a benefit in excess inventory provisions and fabric purchase commitment charges in the second quarter of fiscal 2023 that did not reoccur in the second quarter of fiscal 2024. Average cost per unit sold decreased high-single digits due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales, increased investments in our Mexican retail stores, and increased retail store employee costs, partially offset by decreased performance-based compensation expense and decreased bad debt expense.
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
Unallocated corporate expenses decreased $6.2 million, or 23.2%, to $20.4 million and unallocated corporate expenses, as a percentage of consolidated net sales, decreased 80 bps to 3.6%. The decrease as a percentage of consolidated net sales was driven by decreased performance-based compensation expense and consulting costs, partially offset by fixed cost deleverage on decreased sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
TWO FISCAL QUARTERS ENDED JUNE 29, 2024 COMPARED TO TWO FISCAL QUARTERS ENDED JULY 1, 2023
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	June 29, 2024	July 1, 2023	$ Change	% / bps Change
Consolidated net sales	$1,225,926	$1,296,079	$(70,153)	(5.4)%
Cost of goods sold	627,799	694,716	(66,917)	(9.6)%
Gross profit	598,127	601,363	(3,236)	(0.5)%
Gross profit as % of consolidated net sales	48.8%	46.4%		240 bps
Royalty income, net	9,220	10,860	(1,640)	(15.1)%
Royalty income, net as % of consolidated net sales	0.8%	0.8%		0 bps
Selling, general, and administrative expenses	512,859	518,308	(5,449)	(1.1)%
SG&A expenses as % of consolidated net sales	41.8%	40.0%		180 bps
Operating income	94,488	93,915	573	0.6%
Operating income as % of consolidated net sales	7.7%	7.2%		50 bps
Interest expense	15,775	17,727	(1,952)	(11.0)%
Interest income	(6,274)	(1,705)	(4,569)	>100%
Other expense (income), net	678	(1,025)	1,703	nm
Income before income taxes	84,309	78,918	5,391	6.8%
Income tax provision	18,637	19,055	(418)	(2.2)%
Effective tax rate(*)	22.1%	24.1%		(200) bps
Net income	$65,672	$59,863	$5,809	9.7%

Basic net income per common share	$1.80	$1.59	$0.21	13.2%
Diluted net income per common share	$1.80	$1.59	$0.21	13.2%
Dividend declared and paid per common share	$1.60	$1.50	$0.10	6.7%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $70.2 million, or 5.4%, to $1.23 billion. The decrease in net sales was driven by decreased traffic and demand in our U.S. Retail businesses, decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels, and decreased average selling prices per unit. These decreases were partially offset by increased sales of our exclusive Carter’s brands and growth from our Mexican retail stores. Average selling prices per unit decreased low-single digits and units sold decreased low-single digits. Changes in foreign currency exchange rates used for translation had a favorable effect on our consolidated net sales of approximately $1.6 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $3.2 million, or 0.5%, to $598.1 million and consolidated gross margin increased 240 bps to 48.8%. The decrease in consolidated gross profit was driven by decreased net sales. The increase in gross margin was driven by lower average cost per unit sold and decreased sales to off-price wholesale channel customers. Average cost per unit sold decreased high-single digits driven by lower ocean freight rates and lower product input costs. These factors were partially offset by a benefit in excess inventory provisions and fabric purchase commitment charges in the first two quarters of fiscal 2023 that did not reoccur in the first two quarters of fiscal 2024, decreased average selling prices per unit mentioned above, and an increase in the mix of U.S. Wholesale net sales.
Royalty Income
Consolidated royalty income decreased $1.6 million, or 15.1%, to $9.2 million, driven by decreased wholesale customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $5.4 million, or 1.1%, to $512.9 million and increased as a percentage of consolidated net sales by approximately 180 bps to 41.8%. This increase in SG&A rate was driven by fixed cost deleverage on decreased sales, investments in new retail stores, and increased marketing expense, partially offset by decreased performance-based compensation expense, decreased transportation costs, and decreased consulting costs.
Operating Income
Consolidated operating income increased $0.6 million, or 0.6%, to $94.5 million and increased as a percentage of net sales by approximately 50 bps to 7.7%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $2.0 million, or 11.0%, to $15.8 million. Weighted-average borrowings for the first two quarters of fiscal 2024 were $500.0 million at an effective interest rate of 6.14%, compared to weighted-average borrowings for the first two quarters of fiscal 2023 of $567.7 million at an effective interest rate of 6.19%. The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility.
Interest Income
Consolidated interest income increased $4.6 million to $6.3 million due to increased cash balances during the period.
Other Expense (Income), Net
Consolidated other expense (income), net increased $1.7 million to $0.7 million due to unfavorable changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar and the Mexican Peso.
Income Taxes
Consolidated income tax provision decreased $0.4 million, or 2.2%, to $18.6 million and the effective tax rate decreased 200 bps to 22.1%. The effective tax rate decreased due to the mix of earnings in our revised full year outlook. This outlook reflects a lower proportion of income generated in the United States, which is a higher tax rate relative to some of our international jurisdictions.
Net Income
Consolidated net income increased $5.8 million, or 9.7%, to $65.7 million, primarily due to the factors previously discussed.
Results by Segment - First Two Quarters of Fiscal 2024 compared to First Two Quarters of Fiscal 2023
The following table summarizes net sales and operating income, by segment, for the first two quarters of fiscal 2024 and fiscal 2023:

	Two fiscal quarters ended
(dollars in thousands)	June 29, 2024	% of consolidated net sales	July 1, 2023	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$597,890	48.8%	$647,187	49.9%	$(49,297)	(7.6)%
U.S. Wholesale	457,042	37.3%	466,856	36.0%	(9,814)	(2.1)%
International	170,994	13.9%	182,036	14.1%	(11,042)	(6.1)%
Consolidated net sales	$1,225,926	100.0%	$1,296,079	100.0%	$(70,153)	(5.4)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$32,372	5.4%	$55,150	8.5%	$(22,778)	(41.3)%
U.S. Wholesale	99,535	21.8%	81,301	17.4%	18,234	22.4%
International	7,744	4.5%	9,814	5.4%	(2,070)	(21.1)%
Unallocated corporate expenses	(45,163)	n/a	(52,350)	n/a	7,187	(13.7)%
Consolidated operating income	$94,488	7.7%	$93,915	7.2%	$573	0.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Retail
U.S. Retail segment net sales decreased $49.3 million, or 7.6%, to $597.9 million. The decrease in net sales was driven by lower traffic in our eCommerce channels and in our retail stores, in part due to ongoing macroeconomic headwinds negatively impacting families with young children, and decreased average selling prices per unit. These factors were partially offset by sales contribution of our new retail stores. Average selling prices per unit decreased low-single digits due to planned price reductions on select essential core products and an increased mix of clearance sales. Units sold decreased mid-single digits. Comparable net sales, including retail store and eCommerce, decreased 9.2% driven by the factors mentioned above.
U.S. Retail segment operating income decreased $22.8 million, or 41.3%, to $32.4 million, primarily due to a decrease in gross profit of $24.3 million, partially offset by a decrease in SG&A expenses of $3.0 million. Operating margin decreased 310 bps to 5.4%, primarily due to a 380 bps increase in SG&A rate, partially offset by a 100 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold, partially offset by a benefit in excess inventory provisions in the first two quarters of fiscal 2023 that did not reoccur in the first two quarters of fiscal 2024, and decreased average selling prices per unit mentioned above. Average cost per unit sold decreased mid-single digits due to decreased ocean freight rates. The increase in the SG&A rate was driven by fixed cost deleverage on decreased net sales, investments in optimizing our retail store fleet, increased retail store employee compensation costs, and increased marketing expense, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $9.8 million, or 2.1%, to $457.0 million, driven by the timing of wholesale customer shipments and decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels. These factors were partially offset by increased sales of our exclusive Carter’s brands. Average selling prices per unit decreased mid-single digits, while units sold increased low-single digits.
U.S. Wholesale segment operating income increased $18.2 million, or 22.4%, to $99.5 million, primarily due to an increase in gross profit of $17.3 million and a decrease in SG&A expenses of $0.7 million. Operating margin increased 440 bps to 21.8%. The drivers of the increase in operating margin were a 440 bps increase in gross margin, partially offset by a 10 bps increase in SG&A rate. The increase in gross margin was driven by decreased average cost per unit sold, partially offset a benefit in excess inventory provisions and fabric purchase commitment charges in the first two quarters of fiscal 2023 that did not reoccur in the first two quarters of fiscal 2024, decreased average selling prices per unit mentioned above, and increased air freight. Average cost per unit sold decreased low-teens due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales and increased marketing costs, partially offset by decreased transportation costs and decreased performance-based compensation expense.
International
International segment net sales decreased $11.0 million, or 6.1%, to $171.0 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Mexican Peso, had a $1.6 million favorable effect on International segment net sales. The decrease in net sales was driven by decreased net sales in Canada and decreased demand from our international partners. These decreases were partially offset by growth in sales in our Mexico retail stores. Units sold decreased high-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 6.7% driven by decreased traffic in our eCommerce channels and in our retail stores as a result of macroeconomic headwinds and the late arrival of Spring weather, which negatively impacted demand for our Spring and warm weather offerings.
International segment operating income decreased $2.1 million, or 21.1%, to $7.7 million, primarily due to an increase in SG&A expenses of $5.4 million, partially offset by an increase in gross profit of $3.8 million. Operating margin decreased 90 bps to 4.5%. The decrease in operating margin was attributable to a 580 bps increase in the SG&A rate, partially offset by a 510 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold. Average cost per unit sold decreased high-single digits due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was due to fixed cost deleverage on decreased sales, increased retail store employee compensation costs, and increased investments in our new Mexican retail stores, partially offset by decreased performance-based compensation expense.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $7.2 million, or 13.7%, to $45.2 million and unallocated corporate expenses, as a percentage of consolidated net sales, decreased 30 bps to 3.7%. The decrease as a percentage of consolidated net sales was driven by organizational restructuring charges in the first two quarters of fiscal 2023 that did not reoccur in the first two

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
quarters of fiscal 2024, decreased consulting costs, and decreased performance-based compensation expense, partially offset by fixed cost deleverage on decreased sales.
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

	Fiscal quarter ended
	June 29, 2024					July 1, 2023
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$39.5	7.0%	$6.7	$27.6	$0.76	$37.6	6.3%	$7.4	$23.9	$0.64
Organizational restructuring(1)	—		—	—	—	0.4		0.1	0.3	0.01
As adjusted(2)	$39.5	7.0%	$6.7	$27.6	$0.76	$37.9	6.3%	$7.5	$24.2	$0.64
(1)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
(2)There were no non-GAAP adjustments for the second quarter of fiscal 2024.
Note: Results may not be additive due to rounding.

	Two fiscal quarters ended
	June 29, 2024					July 1, 2023
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$94.5	7.7%	$18.6	$65.7	$1.80	$93.9	7.2%	$19.1	$59.9	$1.59
Organizational restructuring(1)	—		—	—	—	1.5		0.4	1.2	0.03
As adjusted(2)	$94.5	7.7%	$18.6	$65.7	$1.80	$95.5	7.4%	$19.4	$61.0	$1.62
(1)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
(2)There were no non-GAAP adjustments for the first two quarters of fiscal 2024.
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
As of June 29, 2024, we had approximately $316.6 million of cash and cash equivalents held at major financial institutions, including approximately $80.4 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Inventories at June 29, 2024 were $599.3 million compared to $681.6 million at July 1, 2023 and $537.1 million at December 30, 2023. The decrease of $82.3 million, or 12.1%, at June 29, 2024 compared to July 1, 2023 was driven by decreased “pack and hold” inventory, decreased days of supply, and decreased ocean freight rates and product input costs, partially offset by increased in-transit inventory due to the disruption of container shipping traffic through the Red Sea. Due to the seasonal nature of our operations, the inventory balance at June 29, 2024 is not comparable to the inventories balance at December 30, 2023.
Accounts payable at June 29, 2024 were $313.8 million compared to $281.3 million at July 1, 2023 and $242.1 million at December 30, 2023. The increase of $32.5 million, or 11.5%, at June 29, 2024 compared to July 1, 2023 was driven by the timing of payments for purchases of inventory. Due to the seasonal nature of our operations, the accounts payable balance at June 29, 2024 is not comparable to the accounts payable balance at December 30, 2023.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $91.7 million for the first two quarters of fiscal 2024 compared to $209.2 million in the first two quarters of fiscal 2023. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in operating cash flow was driven by smaller reductions in inventory balances due to the sell through of a large portion of our “pack and hold” inventory in fiscal 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities was $24.3 million for the first two quarters of fiscal 2024 compared to $26.4 million in the first two quarters of fiscal 2023. The decrease in net cash used in investing activities was driven by decreased capital expenditures. Capital expenditures in the first two quarters of fiscal 2024 was driven by U.S. and international retail store openings and remodels and investments in our distribution facilities.
We plan to invest approximately $75.0 million in capital expenditures in fiscal 2024, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $99.4 million in the first two quarters of fiscal 2024 compared to $221.3 million in the first two quarters of fiscal 2023. This change in cash flow from financing activities was primarily driven by payments on our secured revolving credit facility in the first two quarters of fiscal 2023.
Secured Revolving Credit Facility
As of June 29, 2024, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.7 million of outstanding letters of credit. As of June 29, 2024, there was approximately $844.3 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of June 29, 2024, the interest rate margins applicable to the secured revolving credit facility were 1.125% for adjusted term SOFR rate loans and 0.125% for base rate loans. As of June 29, 2024, the applicable borrowing rate for the secured revolving

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
credit facility was approximately 6.56%, consisting of an adjusted term SOFR rate plus the applicable margin. As of June 29, 2024, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of June 29, 2024, the Company had outstanding $500.0 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and scheduled to mature on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of June 29, 2024 is reported net of $2.3 million of unamortized issuance-related debt costs.
Share Repurchases
In the first two quarters of fiscal 2024, we repurchased and retired 461,888 shares in open market transactions for approximately $33.8 million, at an average price of $73.13 per share. In the first two quarters of fiscal 2023, we repurchased and retired 585,354 shares in open market transactions for approximately $39.9 million, at an average price of $68.20 per share.
The total remaining capacity under outstanding repurchase authorizations as of June 29, 2024 was approximately $615.7 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first two quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $1.60 for the first two quarters of fiscal 2024). Additionally, in each of the first two quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $1.50 for the first two quarters of fiscal 2023).
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2023 fiscal year ended December 30, 2023. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and other indefinite-lived

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
intangible assets, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. Changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2024, as compared to the second quarter of fiscal 2023, had an unfavorable effect on our consolidated net sales of approximately $0.4 million. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2024, as compared to the first two quarters of fiscal 2023, had a favorable effect on our consolidated net sales of approximately $1.6 million.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of June 29, 2024, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 29, 2024.

Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended June 29, 2024 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended June 29, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(4)
March 31, 2024 through April 27, 2024	136,444	$75.70	136,444	$630,163,948

April 28, 2024 through May 25, 2025	40,086	$70.06	39,247	$627,414,133

May 26, 2024 through June 29, 2024	178,402	$65.58	178,402	$615,714,773

Total	354,932		354,093
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 839 shares surrendered between April 28, 2024 and May 25, 2024.
(2)The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)Share purchases during the second quarter of fiscal 2024 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 6, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(4)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
The following table provides information about trading plans adopted or terminated for the purchase or sale of the Company’s securities during the second quarter of fiscal 2024:

Trading Plans
Name and Title	Action	Adoption Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Expiration Date
Michael D. Casey, Chairman, Chief Executive Officer & President	Adoption	5/10/2024	x	—	65,267 (3)	11/4/2025
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Trades are not permitted to be executed under the plan prior to November 4, 2024.
(2)A “Non-Rule 10b5-1 Trading Arrangement” as defined under Item 408(c) of Regulation S-K under the Exchange Act and not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(3)Relates to (i) the potential exercises of up to 28,000 vested stock options and the potential sales of shares of the Company’s common stock received upon such exercises and (ii) the potential sales of up to 37,267 shares of the Company’s common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	August 18, 2023
10.1
AMENDMENT NO. 5 TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT, dated as of June 24, 2024 (this “Amendment No. 5”), relating to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, among THE WILLIAM CARTER COMPANY, a Massachusetts corporation (the “U.S. Borrower”), The Genuine Canadian Corp., an Ontario corporation (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”), JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Collateral Agent, U.S. Dollar Facility Swing Line Lender and U.S. Dollar Facility L/C Issuer, JPMORGAN CHASE BANK, N.A., TORONTO BRANCH, as Canadian Agent (in such capacity, the “Canadian Agent”), a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. MORGAN SE, as European Agent, JPMORGAN CHASE BANK, N.A., LONDON BRANCH, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer and the other parties party thereto
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

CARTER’S, INC.

July 26, 2024	/s/ MICHAEL D. CASEY
Michael D. Casey
Chairman, Chief Executive Officer & President
(Principal Executive Officer)

July 26, 2024	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Senior Executive Vice President,
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)