Form 10-Q
period 2024-09-28
CARTERS INC
filed 2024-10-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 28, 2024
OR
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
As of October 18, 2024, there were 36,038,814 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2024, December 30, 2023 and September 30, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 28, 2024 and September 30, 2023	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 28, 2024 and September 30, 2023	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal quarters ended September 28, 2024, June 29, 2024, March 30, 2024, September 30, 2023, July 1, 2023 and April 1, 2023	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 28, 2024 and September 30, 2023	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30

Part II. Other Information

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	33

Signatures		34

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 28, 2024	December 30, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$175,536	$351,213	$169,106
Accounts receivable, net of allowance for credit losses of $8,303, $4,754, and $6,741, respectively	247,013	183,774	240,507
Finished goods inventories, net of inventory reserves of $17,135, $8,990, and $19,014, respectively	607,384	537,125	620,669
Prepaid expenses and other current assets	41,577	29,131	37,604
Total current assets	1,071,510	1,101,243	1,067,886
Property, plant, and equipment, net of accumulated depreciation of $642,420, $615,907, and $605,857, respectively	182,292	183,111	180,888
Operating lease assets	560,246	528,407	506,010
Tradenames, net	298,053	298,186	298,230
Goodwill	209,384	210,537	209,494
Customer relationships, net	24,440	27,238	28,087
Other assets	32,460	29,891	29,211
Total assets	$2,378,385	$2,378,613	$2,319,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,909	$242,149	$222,210
Current operating lease liabilities	130,140	135,369	135,865
Other current liabilities	80,059	134,344	106,122
Total current liabilities	484,108	511,862	464,197
Long-term debt, net	497,930	497,354	567,168
Deferred income taxes	48,890	41,470	41,217
Long-term operating lease liabilities	485,613	448,810	427,280
Other long-term liabilities	32,504	33,867	34,633
Total liabilities	$1,549,045	$1,533,363	$1,534,495

Commitments and contingencies - Note 13

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,038,814, 36,551,221, and 36,969,967 shares issued and outstanding, respectively	360	366	370
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(32,361)	(23,915)	(29,142)
Retained earnings	861,341	868,799	814,083
Total shareholders’ equity	829,340	845,250	785,311
Total liabilities and shareholders’ equity	$2,378,385	$2,378,613	$2,319,806
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$758,464	$791,651	$1,984,390	$2,087,730
Cost of goods sold	402,450	415,254	1,030,249	1,109,970
Gross profit	356,014	376,397	954,141	977,760
Royalty income, net	5,740	5,713	14,959	16,573
Selling, general, and administrative expenses	284,714	288,680	797,572	806,988
Operating income	77,040	93,430	171,528	187,345
Interest expense	7,381	8,615	23,156	26,342
Interest income	(2,370)	(1,064)	(8,644)	(2,769)
Other expense (income), net	1,299	507	1,977	(518)
Income before income taxes	70,730	85,372	155,039	164,290
Income tax provision	12,410	19,245	31,047	38,300
Net income	$58,320	$66,127	$123,992	$125,990

Basic net income per common share	$1.62	$1.78	$3.41	$3.36
Diluted net income per common share	$1.62	$1.78	$3.41	$3.36
Dividend declared and paid per common share	$0.80	$0.75	$2.40	$2.25
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$58,320	$66,127	$123,992	$125,990
Other comprehensive income (loss):
Partial pension settlement charge, net of tax of $224 for the third quarter and first three quarters of fiscal 2024	725	—	725	—
Unrealized gain on OshKosh B’gosh defined benefit plan, net of tax of $476 for the third quarter and first three quarters of fiscal 2024	1,539	—	1,539	—
Foreign currency translation adjustments	(1,811)	(4,179)	(10,710)	5,196
Total other comprehensive income (loss)	453	(4,179)	(8,446)	5,196
Comprehensive income	$58,773	$61,948	$115,546	$131,186
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

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(90,922)	(1)	(5,535)	—	(1,842)	(7,378)
Restricted stock activity	243,120	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,170	—	—	5,170
Repurchase of common stock	(107,795)	(1)		—	(8,998)	(8,999)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,338)	(29,338)
Comprehensive income	—	—	—	(1,752)	38,033	36,281
Balance at March 30, 2024	36,600,032	$366	$—	$(25,667)	$866,654	$841,353
Withholdings from vesting of restricted stock	(839)	—	(58)	—	—	(58)
Restricted stock activity	34,956	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,120	—	—	4,120
Repurchase of common stock	(354,093)	(4)	(3,854)	—	(20,920)	(24,778)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,172)	(29,172)
Comprehensive income	—	—	—	(7,147)	27,639	20,492
Other	—	—	(207)	—	—	(207)
Balance at June 29, 2024	36,280,056	$363	$—	$(32,814)	$844,201	$811,750
Withholdings from vesting of restricted stock	(2,187)	—	(133)	—	—	(133)
Restricted stock activity	35,480	—	—	—	—	—
Stock-based compensation expense	—	—	4,686	—	—	4,686
Repurchase of common stock	(274,535)	(3)	(4,401)	—	(12,345)	(16,749)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(28,835)	(28,835)
Comprehensive income	—	—	—	453	58,320	58,773
Other	—	—	(152)	—	—	(152)
Balance at September 28, 2024	36,038,814	$360	$—	$(32,361)	$861,341	$829,340
            See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$123,992	$125,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	40,893	45,764
Amortization of intangible assets	2,778	2,805
Provision for (recoveries of) excess and obsolete inventory, net	8,348	(324)
Gain on partial termination of corporate lease	—	(4,366)
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	235	2,807
Amortization of debt issuance costs	1,218	1,186
Stock-based compensation expense	13,976	14,912
Unrealized foreign currency exchange loss (gain), net	307	(201)
Provisions for doubtful accounts receivable from customers	3,689	2,402
Unrealized gain on investments	(1,678)	(1,391)
Partial pension plan settlement	949	—
Deferred income taxes expense (benefit)	6,416	(949)
Effect of changes in operating assets and liabilities:
Accounts receivable	(68,035)	(43,623)
Finished goods inventories	(83,268)	127,190
Prepaid expenses and other assets	(12,376)	(3,965)
Accounts payable and other liabilities	(26,125)	(62,447)
Net cash provided by operating activities	$11,319	$205,790

Cash flows from investing activities:
Capital expenditures	$(39,637)	$(42,470)
Net cash used in investing activities	$(39,637)	$(42,470)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	$—	$70,000
Payments on secured revolving credit facility	—	(120,000)
Repurchases of common stock	(50,526)	(67,492)
Dividends paid	(87,345)	(84,503)
Withholdings from vesting of restricted stock	(7,569)	(5,007)
Proceeds from exercises of stock options	367	384
Net cash used in financing activities	$(145,073)	$(206,618)

Net effect of exchange rate changes on cash and cash equivalents	(2,286)	656
Net decrease in cash and cash equivalents	$(175,677)	$(42,642)
Cash and cash equivalents, beginning of period	351,213	211,748
Cash and cash equivalents, end of period	$175,536	$169,106
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear and related products under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for sale in the Company’s retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended September 28, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 28, 2024.
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
The accompanying condensed consolidated balance sheet as of December 30, 2023 was derived from the Company’s audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q..
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies.
Recent Accounting Pronouncements
Segment Reporting - Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. This new guidance is designed to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its disclosures, but does not expect it to have a material impact on its consolidated financial statements.
Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This new guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and greater

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its disclosures, but does not expect it to have a material impact on its consolidated financial statements.
Supplier Finance Program
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of September 28, 2024, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our condensed consolidated balance sheets. As of September 28, 2024, December 30, 2023, and September 30, 2023, amounts under the SCF program included in Accounts payable were $14.3 million, $14.8 million, and $16.7 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended September 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$352,987	$—	$67,172	$420,159
Wholesale channel	—	298,980	39,325	338,305
	$352,987	$298,980	$106,497	$758,464

Royalty income, net	$2,539	$2,884	$317	$5,740

	Three fiscal quarters ended September 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$950,877	$—	$176,583	$1,127,460
Wholesale channel	—	756,022	100,908	856,930
	$950,877	$756,022	$277,491	$1,984,390

Royalty income, net	$4,581	$8,727	$1,651	$14,959

	Fiscal quarter ended September 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$374,796	$—	$70,675	$445,471
Wholesale channel	—	300,338	45,842	346,180
	$374,796	$300,338	$116,517	$791,651

Royalty income, net	$2,236	$3,147	$330	$5,713

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three fiscal quarters ended September 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,021,983	$—	$181,006	$1,202,989
Wholesale channel	—	767,194	117,547	884,741
	$1,021,983	$767,194	$298,553	$2,087,730

Royalty income, net	$5,746	$8,694	$2,133	$16,573
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	September 28, 2024	December 30, 2023	September 30, 2023
Trade receivables from wholesale customers, net	$243,085	$172,106	$239,493
Royalties receivable	5,237	4,753	5,825
Other receivables(1)	12,030	20,032	10,898
Total gross receivables	$260,352	$196,891	$256,216
Less: Wholesale accounts receivable reserves(2)(3)	(13,339)	(13,117)	(15,709)
Accounts receivable, net	$247,013	$183,774	$240,507
(1)Includes tenant allowances, tax, payroll, gift card and other receivables. The balance for the fiscal period ended December 30, 2023 includes a receivable for a $6.9 million court approved settlement in December 2023 related to payment card interchange fees. This payment was received in the first quarter of fiscal 2024.
(2)Includes allowance for chargebacks of $5.0 million, $8.4 million, and $9.0 million for the periods ended September 28, 2024, December 30, 2023, and September 30, 2023, respectively.
(3)Includes allowance for credit losses of $8.3 million, $4.8 million, and $6.7 million for the periods ended September 28, 2024, December 30, 2023, and September 30, 2023, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	September 28, 2024	December 30, 2023	September 30, 2023
Contract liabilities - current:
Unredeemed gift cards(1)	$24,638	$25,162	$23,983
Unredeemed customer loyalty rewards	2,362	3,355	4,020
Carter’s credit card - upfront bonus(2)	714	714	714
Total contract liabilities - current(3)	$27,714	$29,231	$28,717

Contract liabilities - non-current(4)	$179	$714	$893
Total contract liabilities	$27,893	$29,945	$29,610
(1)During the third quarters of fiscal 2024 and fiscal 2023, the Company recognized revenue of $1.4 million and $1.1 million related to the gift card liability balance that existed at June 29, 2024 and July 1, 2023, respectively. Additionally, during the first three quarters of fiscal 2024 and fiscal 2023, the Company recognized revenue of $7.1 million and $6.4 million related to the gift card liability balance that existed at December 30, 2023 and December 31, 2022, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 – OTHER CURRENT LIABILITIES
The components of Other current liabilities were as follows:

(dollars in thousands)	September 28, 2024	December 30, 2023	September 30, 2023
Unredeemed gift cards	$24,638	$25,162	$23,983
Accrued employee benefits	14,995	17,928	17,433
Accrued taxes	10,512	12,909	13,534
Accrued salaries and wages	5,999	12,458	6,030
Accrued bonuses and incentive compensation(*)	2,866	20,817	12,184
Income taxes payable	1,099	12,697	6,341
Accrued other	19,950	32,373	26,617
Other current liabilities	$80,059	$134,344	$106,122
(*)Decrease driven by lower than forecasted financial performance in fiscal 2024.
NOTE 5 – LONG-TERM DEBT
The components of Long-term debt, net were as follows:

(dollars in thousands)	September 28, 2024	December 30, 2023	September 30, 2023
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized debt issuance-related costs	(2,070)	(2,646)	(2,832)
Senior notes, net	$497,930	$497,354	$497,168
Secured revolving credit facility	—	—	70,000
Total long-term debt, net	$497,930	$497,354	$567,168
Secured Revolving Credit Facility
As of September 28, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $5.7 million of outstanding letters of credit. As of September 28, 2024, there was approximately $844.3 million available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets because of the contractual repayment terms under the credit facility.
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
The Company’s secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%. As of September 28, 2024, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 6.44%, which includes a leverage-based adjustment of 1.125%. As of September 28, 2024, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions as follows:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Number of shares repurchased(1)	274,535	390,004	736,423	975,358
Aggregate cost of shares repurchased (dollars in thousands)(2)	$16,749	$27,570	$50,526	$67,492
Average price per share(2)	$61.01	$70.69	$68.61	$69.20
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share exclude excise tax on share repurchases.
The total aggregate remaining capacity under outstanding repurchase authorizations as of September 28, 2024 was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In each of the first three quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $2.40 for the first three quarters of fiscal 2024). Additionally, in each of the first three quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $2.25 for the first three quarters of fiscal 2023). The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 5, Long-term Debt, to the condensed consolidated financial statements.
NOTE 7 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restricted stock:
Time-based awards	$4,005	$4,353	$12,437	$12,898
Performance-based awards	444	(425)	(605)	464
Market-based awards	237	—	544	—
Stock awards	—	—	1,600	1,550
Total	$4,686	$3,928	$13,976	$14,912
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first three quarters of fiscal 2024, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of $1.9 million of previously recognized stock-based compensation expense. During the third quarter and first three quarters of fiscal 2023, performance-based grants were revised resulting in a reversal of previously recognized stock-based compensation expense of $1.1 million and $1.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss were as follows:

(dollars in thousands)	September 28, 2024	December 30, 2023	September 30, 2023
Cumulative foreign currency translation adjustments	$(28,943)	$(18,233)	$(23,630)
Pension and post-retirement obligations(*)	(3,418)	(5,682)	(5,512)
Total accumulated other comprehensive loss	$(32,361)	$(23,915)	$(29,142)
(*)Net of income taxes of $1.1 million, $1.8 million, and $1.7 million for the period ended September 28, 2024, December 30, 2023, and September 30, 2023, respectively.
In the third quarter of fiscal 2024 the Company made single-sum payments to certain participants in the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”), thereby reducing its pension benefit obligations. As a result of the single-sum payout, the Company remeasured the funded status of the pension plan as of August 31, 2024. In the third quarter and first three quarters of fiscal 2024, a gain on pension obligations of $1.5 million (net of income taxes of $0.5 million) was recognized in Accumulated other comprehensive income related to this remeasurement.
Additionally, in the third quarter and first three quarters of fiscal 2024, $0.7 million of deferred losses on pension obligations (net of income taxes of $0.2 million) were reclassified from Accumulated other comprehensive loss to Other expense (income), net within the condensed consolidated statement of operations related to the partial settlement of the pension plan. Refer to Note 12, Employee Benefit Plans, to the condensed consolidated financial statement.
During the first three quarters of fiscal 2023, no amounts were reclassified from Accumulated other comprehensive loss to the condensed consolidated statement of operations.
NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $19.0 million, $17.3 million, and $16.4 million at September 28, 2024, December 30, 2023, and September 30, 2023, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.6 million and $1.7 million for the third quarter and the first three quarters of fiscal 2024, respectively. Gains on the investments in marketable securities were $0.8 million and $1.4 million for the third quarter and the first three quarters of fiscal 2023, respectively. These amounts are included in Other expense (income), net on the Company’s condensed consolidated statement of operations.
Borrowings
As of September 28, 2024, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at September 28, 2024 was approximately $498.1 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
NOTE 10 – INCOME TAXES
As of September 28, 2024, the Company had gross unrecognized income tax benefits of approximately $8.3 million, of which $5.9 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Included in the reserves for unrecognized tax benefits at September 28, 2024 is approximately $1.3 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2024 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the third quarter and first three quarters of fiscal 2024 and fiscal 2023. The Company had approximately $1.6 million, $1.5 million, and $2.0 million of interest accrued on uncertain tax positions as of September 28, 2024, December 30, 2023, and September 30, 2023, respectively.
NOTE 11 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,301,131	36,438,403	35,616,875	36,789,140
Dilutive effect of equity awards	619	3,881	1,325	3,781
Diluted number of common and common equivalent shares outstanding	35,301,750	36,442,284	35,618,200	36,792,921

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$58,320	$66,127	$123,992	$125,990
Income allocated to participating securities	(1,210)	(1,267)	(2,401)	(2,254)
Net income available to common shareholders	$57,110	$64,860	$121,591	$123,736

Basic net income per common share	$1.62	$1.78	$3.41	$3.36

Diluted net income per common share:
Net income	$58,320	$66,127	$123,992	$125,990
Income allocated to participating securities	(1,210)	(1,267)	(2,401)	(2,254)
Net income available to common shareholders	$57,110	$64,860	$121,591	$123,736

Diluted net income per common share	$1.62	$1.78	$3.41	$3.36

Anti-dilutive awards excluded from diluted earnings per share computation(*)	408,799	460,947	428,325	483,921
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 12 – EMPLOYEE BENEFIT PLANS
OshKosh B’Gosh Pension Plan
During the second quarter of fiscal 2024, the Company announced the offering of a single-sum payment option to certain participants in the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”), which commenced on June 1, 2024 and closed on July 15, 2024. In August 2024, the pension plan paid $6.9 million from pension plan assets to electing participants, thereby reducing its pension benefit obligations. The transaction had no cash impact on the Company but did result in a non-cash pre-tax partial pension settlement charge of $0.9 million, which is included in Other expense (income), net on the Company’s condensed consolidated statement of operations.
Additionally, the Board of Directors authorized the termination of the pension plan, with an anticipated effective date of November 30, 2024. The Company may be required to make a contribution to fully fund the plan for termination prior to the purchase of a group annuity contract to transfer its remaining liabilities under the pension plan. The contribution amount will depend upon the nature and timing of participant settlements and prevailing market conditions. The Company expects to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
recognize a non-cash charge upon settlement of the pension plan’s obligations in the second half of fiscal 2025. The Company has the right to change the effective date of the termination date or revoke the decision to terminate, but it has no current intent to do so.
Funded Status
As a result of the single-sum payout, the Company remeasured the funded status of its pension plan as of August 31, 2024. The assumptions for net periodic pension cost includes a discount rate of 4.75% through the measurement date and 5.00% thereafter. We expect net periodic pension cost of $0.4 million for fiscal 2024, exclusive of the $0.9 million non-cash pre-tax partial pension settlement charge described above.
The expected rate of return on plan assets is 4.75% through the measurement date and 5.00% thereafter. The fair value of plan assets as of August 31, 2024 was $48.2 million. Plan assets are invested in fixed income securities, which include funds holding corporate bonds of companies from diverse industries and U.S. Treasuries.
The discount rate for determining the benefit obligation at the measurement date is 5.00%.
Presented below is the reconciliation of changes in the projected benefit obligation and plan assets as a result of this remeasurement and single-sum payment:

For the period ended
(dollars in thousands)	August 31, 2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$54,785
Interest cost	1,684
Actuarial gain	(2,345)
Benefits paid	(1,981)
Effect of settlement	(6,887)
Projected benefit obligation at end of period	$45,256

Change in plan assets:
Fair value of plan assets at beginning of year	$55,959
Actual return on plan assets	1,064
Benefits paid	(1,981)
Effect of settlement	(6,887)
Fair value of plan assets at end of period	$48,155

Funded status	$2,899
The accumulated benefit obligation is equal to the projected benefit obligation as of August 31, 2024 because the plan is frozen. The Company does not expect to make any contributions to the pension plan during fiscal 2024 as the plan’s funding exceeds the minimum funding requirements.
The actuarial gain for the period ended August 31, 2024 was attributable to increased discount rates and the removal of participants electing to receive a single-sum payment from the pension plan. The funded status asset is included in Other assets in the Company’s condensed consolidated balance sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 14 – SEGMENT INFORMATION
The table below presents certain information for the Company’s reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 28, 2024	% of consolidated net sales	September 30, 2023	% of consolidated net sales	September 28, 2024	% of consolidated net sales	September 30, 2023	% of consolidated net sales
Net sales:
U.S. Retail	$352,987	46.5%	$374,796	47.3%	$950,877	47.9%	$1,021,983	49.0%
U.S. Wholesale	298,980	39.5%	300,338	38.0%	756,022	38.1%	767,194	36.7%
International	106,497	14.0%	116,517	14.7%	277,491	14.0%	298,553	14.3%
Consolidated net sales	$758,464	100.0%	$791,651	100.0%	$1,984,390	100.0%	$2,087,730	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$27,309	7.7%	$47,983	12.8%	$59,681	6.3%	$103,132	10.1%
U.S. Wholesale	63,127	21.1%	65,702	21.9%	162,662	21.5%	147,003	19.2%
International	10,237	9.6%	13,379	11.5%	17,981	6.5%	23,193	7.8%
Corporate expenses(*)	(23,633)	n/a	(33,634)	n/a	(68,796)	n/a	(85,983)	n/a
Consolidated operating income	$77,040	10.2%	$93,430	11.8%	$171,528	8.6%	$187,345	9.0%
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
(*)Relates to charges for organizational restructuring and related corporate office lease amendment actions. Additionally, the third fiscal quarter and first three fiscal quarters ended September 30, 2023 include a corporate charge of $1.5 million and $4.1 million, respectively, related to organizational restructuring and related corporate office lease amendment actions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, the factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: risks related to the 2024 U.S. presidential election; risks related to public health crises; changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have had, and could continue to have, an effect on freight, transit, and other costs; risks related to geopolitical conflict, including ongoing geopolitical challenges between the United States and China, the ongoing hostilities in Ukraine, Israel, and the Red Sea region, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; risks related to a potential shutdown of the U.S. government; financial difficulties for one or more of our major customers; an overall decrease in consumer spending, including, but not limited to, decreases in birth rates; our products not being accepted in the marketplace and our failure to manage our inventory; increased competition in the marketplace; diminished value of our brands; the failure to protect our intellectual property; the failure to comply with applicable quality standards or regulations; unseasonable or extreme weather conditions; pending and threatened

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
lawsuits; a breach of our information technology systems and the loss of personal data; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; our foreign sourcing arrangements; disruptions in our supply chain, including increased transportation and freight costs; the management and expansion of our business domestically and internationally; the acquisition and integration of other brands and businesses; changes in our tax obligations, including additional customs, duties or tariffs; fluctuations in foreign currency exchange rates; risks associated with corporate responsibility issues; our ability to achieve our forecasted financial results for the fiscal year; our continued ability to declare and pay a dividend and conduct share repurchases in future periods; our planned opening and closing of stores. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
Our mission is to serve the needs of families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of September 28, 2024, our channels included 1,039 company-owned retail stores in North America, eCommerce websites, approximately 19,350 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
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
Known or Anticipated Trends
Macroeconomic Factors and Consumer Demand
Macroeconomic factors, including persistent inflationary pressures on families with young children, increased interest rates, increased consumer debt levels, decreased savings rates, and geopolitical unrest continue to create a complex and challenging retail environment. These macroeconomic factors have had and may continue to have a negative impact on consumer sentiment and consumer demand for our products. In part due to these macroeconomic factors, our business has experienced a shift in consumer demand from the retail channel to the mass channel. As consumers face financial pressures, U.S. Wholesale has benefited from consumers choosing the ease of one-stop shopping available through the mass channel. Additionally, we have observed increased promotional activity across the retail industry, which may negatively impact our financial results, including revenue and operating margins in the future.
We have taken actions to mitigate the impact of decreased consumer demand, including strengthening our product offerings through a focus on style and value, increasing our mix of premium price offerings, including through our Little Planet brand and our PurelySoft collection, optimizing our fleet of retail stores, improving our marketing effectiveness to drive traffic, including through the relaunch of our loyalty program in the second quarter of fiscal 2024, and investing in our exclusive wholesale brands, our international omnichannel capabilities, and the talent in our organization.
Additionally, in the third quarter of fiscal 2024, we announced a planned investment of $50.0 million in the second half of fiscal 2024 to strengthen the value proposition of our direct-to-consumer product offerings and to improve customer acquisition, customer retention, and brand awareness. This consists of an investment of $40.0 million to lower prices on select products to be more competitive and to increase clearance velocity on prior season goods and an investment of $10.0 million in brand marketing. We believe these investments, along with better in-store and online shopping experiences, led to improvement in U.S. Retail conversion rates, transactions, unit volume, and new customer acquisition in the third quarter of fiscal 2024. We currently expect to spend a total of $60.0 million on these investments in the second half of fiscal 2024, with the incremental $10.0 million directed towards our investment in pricing.
Supply Chain
The disruption of container shipping traffic through the Red Sea has affected transit times and shipping costs for our inventory from our Asia manufacturers beginning in fiscal 2024. The adverse impact of the disruptions in the region, including additional transportation fees to re-route these shipments, were approximately $1.0 million and $6.0 million in the third quarter and the first three quarters of fiscal 2024, respectively. We believe these issues could result in additional costs of approximately $0.5 million to $1.0 million for the remainder of fiscal 2024. However, if these hostilities continue or escalate, our business and results of operations could be materially adversely affected.
Additionally, as a result of capacity shortages with some of our carriers in Asia, we incurred approximately $4.0 million in additional transportation costs driven by surcharges on shipments and increased market spot rates associated with the use of non-contractual carriers in the third quarter of fiscal 2024. We are estimating an additional $2.0 million to $3.0 million of such transportation costs through the end of fiscal 2024.
Despite these additional costs, we expect our freight input costs for fiscal 2024 to be favorable to those incurred in fiscal 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Third Fiscal Quarter 2024 Financial Highlights
Unless otherwise stated, comparisons are to the third quarter of fiscal 2023:
•Consolidated net sales decreased $33.2 million, or 4.2%, to $758.5 million, driven by lower U.S. Retail sales.
◦Traffic and demand in our U.S. Retail businesses decreased, in part due to ongoing macroeconomic headwinds negatively impacting families with young children including inflationary pressures, increased interest rates, increased consumer debt levels, decreased savings rates, and geopolitical unrest. However, U.S. Retail saw improvement in demand around Labor Day, which we believe reflects the positive impact of our investment in pricing and brand marketing. U.S. Retail comparable net sales decreased 7.1%. The effects of macroeconomic headwinds may continue to negatively impact our financial results in the remainder of fiscal 2024.
◦We continue to experience growth in our exclusive Carter’s brands and in our Little Planet brand. We believe we will see continued growth with our exclusive Carter’s brands in the future due to consumer demand trends in the mass channel. We have meaningful growth planned for the Little Planet brand as we expand product assortment and distribution. While we saw sales growth in retail stores in Mexico, this growth was largely offset by movements in foreign currency exchange rates.
•Consolidated gross profit decreased $20.4 million, or 5.4%, to $356.0 million. Consolidated gross margin decreased 60 bps to 46.9%, reflecting in part our investments in our pricing strategies.
•Consolidated operating income decreased $16.4 million, or 17.5%, to $77.0 million driven by decreased net sales. Operating margin decreased 160 bps to 10.2% driven by fixed cost deleverage on decreased net sales and investments in our retail stores.
•Consolidated net income decreased $7.8 million, or 11.8%, to $58.3 million due to the factors discussed above and a non-cash partial pension settlement charge of $0.9 million, partially offset by a decrease in our income tax provision of $6.8 million, an increase in interest income of $1.3 million, and a decrease in interest expense of $1.2 million.
•Diluted net income per common share decreased $0.16, or 9.0%, to $1.62, and adjusted diluted net income per common share decreased $0.20, or 10.9%, to $1.64.
•Inventories decreased $13.3 million, or 2.1%, to $607.4 million, due to decreased “pack and hold” inventory and decreased days of supply.
•We have continued to invest in the optimization of our fleet of U.S. Retail stores, including through opening new retail stores, developing new store formats, and remodeling existing store locations. During the third quarter of fiscal 2024, we opened 11 stores and closed 5 stores in the United States. We are projecting approximately 14 store openings and 6 store closures in the remainder of fiscal 2024.
•As a result of our strong financial position and available liquidity, we returned $45.6 million to our shareholders, comprised of $28.8 million in cash dividends and $16.7 million in share repurchases in the third quarter of fiscal 2024. For the first three quarters of fiscal 2024, we returned $137.9 million to our shareholders, comprised of $87.3 million in cash dividends and $50.5 million in share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED SEPTEMBER 28, 2024 COMPARED TO THIRD FISCAL QUARTER ENDED SEPTEMBER 30, 2023
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	September 28, 2024	September 30, 2023	$ Change	% / bps Change
Consolidated net sales	$758,464	$791,651	$(33,187)	(4.2)%
Cost of goods sold	402,450	415,254	(12,804)	(3.1)%
Gross profit	356,014	376,397	(20,383)	(5.4)%
Gross profit as % of consolidated net sales	46.9%	47.5%		(60) bps
Royalty income, net	5,740	5,713	27	0.5%
Royalty income as % of consolidated net sales	0.8%	0.7%		10 bps
Selling, general, and administrative expenses	284,714	288,680	(3,966)	(1.4)%
SG&A expenses as % of consolidated net sales	37.5%	36.5%		100 bps
Operating income	77,040	93,430	(16,390)	(17.5)%
Operating income as % of consolidated net sales	10.2%	11.8%		(160) bps
Interest expense	7,381	8,615	(1,234)	(14.3)%
Interest income	(2,370)	(1,064)	(1,306)	>100%
Other expense (income), net	1,299	507	792	>100%
Income before income taxes	70,730	85,372	(14,642)	(17.2)%
Income tax provision	12,410	19,245	(6,835)	(35.5)%
Effective tax rate(*)	17.5%	22.5%		(500) bps
Net income	$58,320	$66,127	$(7,807)	(11.8)%

Basic net income per common share	$1.62	$1.78	$(0.16)	(9.0)%
Diluted net income per common share	$1.62	$1.78	$(0.16)	(9.0)%
Dividend declared and paid per common share	$0.80	$0.75	$0.05	6.7%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $33.2 million, or 4.2%, to $758.5 million. This decrease in net sales was driven by decreased traffic and demand in our U.S. Retail businesses, decreased average selling prices per unit, decreased sales of our Carter’s brand to wholesale customers, decreased demand in Canada, and changes in the timing of wholesale shipments to our international partners. These decreases were partially offset by increased sales of our exclusive Carter’s brands in the U.S. and increased sales in retail stores in Mexico. Units sold increased in the low-single digits driven by U.S. Wholesale. Average selling prices per unit decreased mid-single digits due to our investments in our pricing strategies previously mentioned. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $3.1 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $20.4 million, or 5.4%, to $356.0 million and consolidated gross margin decreased 60 bps to 46.9%. The decrease in consolidated gross profit was primarily driven by decreased net sales. The decrease in gross margin was driven by a benefit in excess inventory provisions in the third quarter of fiscal 2023 that did not reoccur in the third quarter of fiscal 2024, decreased average selling prices per unit mentioned above, and an increase in the mix of U.S. Wholesale net sales, including sales of our exclusive Carter’s brands, which have a lower contribution to gross margin than our U.S. Retail segment. These factors were partially offset by lower average cost per unit sold and decreased sales to off-price wholesale channel customers. Average cost per unit sold decreased mid-single digits, driven by lower product input costs, partially offset by increased freight surcharges and costs to re-route our product around the Red Sea. We expect to experience decreased product input costs for the remainder of fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $4.0 million, or 1.4%, to $284.7 million and increased as a percentage of consolidated net sales by approximately 100 bps to 37.5%. This increase in SG&A rate was driven by fixed cost deleverage on decreased sales, investments in our brand marketing and retail stores, increased distribution costs, and increased transportation costs, partially offset by decreased performance-based compensation expense and decreased consulting costs.
Operating Income
Consolidated operating income decreased $16.4 million, or 17.5%, to $77.0 million and decreased as a percentage of net sales by approximately 160 bps to 10.2%, primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $1.2 million, or 14.3%, to $7.4 million. Weighted-average borrowings for the third quarter of fiscal 2024 were $500.0 million at an effective interest rate of 6.12%, compared to weighted-average borrowings for the third quarter of fiscal 2023 of $535.0 million at an effective interest rate of 6.13%. The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility.
Interest Income
Consolidated interest income increased $1.3 million to $2.4 million due to increased cash balances during the period.
Other Expense (Income), Net
Consolidated other expense (income), net increased $0.8 million to $1.3 million primarily due to a non-cash partial pension settlement charge of $0.9 million.
Income Taxes
Our consolidated income tax provision decreased $6.8 million, or 35.5%, to $12.4 million and the effective tax rate decreased 500 bps to 17.5%. The decrease in the effective tax rate was attributable to a favorable resolution of prior period tax items, as well as due to the mix of earnings in our revised full year outlook. This outlook reflects an expectation for a lower proportion of income generated in the United States than the prior year, which is a higher tax rate relative to some of our international jurisdictions.
Net Income
Our consolidated net income decreased $7.8 million, or 11.8%, to $58.3 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results by Segment - Third Quarter of Fiscal 2024 compared to Third Quarter of Fiscal 2023
The following table summarizes net sales and operating income, by segment, for the third quarter of fiscal 2024 and the third quarter of fiscal 2023:

	Fiscal quarter ended
(dollars in thousands)	September 28, 2024	% of consolidated net sales	September 30, 2023	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$352,987	46.5%	$374,796	47.3%	$(21,809)	(5.8)%
U.S. Wholesale	298,980	39.5%	300,338	38.0%	(1,358)	(0.5)%
International	106,497	14.0%	116,517	14.7%	(10,020)	(8.6)%
Consolidated net sales	$758,464	100.0%	$791,651	100.0%	$(33,187)	(4.2)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$27,309	7.7%	$47,983	12.8%	$(20,674)	(43.1)%
U.S. Wholesale	63,127	21.1%	65,702	21.9%	(2,575)	(3.9)%
International	10,237	9.6%	13,379	11.5%	(3,142)	(23.5)%
Unallocated corporate expenses	(23,633)	n/a	(33,634)	n/a	10,001	(29.7)%
Consolidated operating income	$77,040	10.2%	$93,430	11.8%	$(16,390)	(17.5)%
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
U.S. Retail
U.S. Retail segment net sales decreased $21.8 million, or 5.8%, to $353.0 million. The decrease in net sales was driven by lower traffic and demand in our retail stores and in our eCommerce channels, in part due to ongoing macroeconomic headwinds negatively impacting families with young children and decreased average selling prices per unit. These factors were partially offset by sales contribution of our new retail stores. Additionally, U.S. Retail saw improvement in demand around Labor Day, which we believe reflects the positive impact of our investments in pricing and brand marketing. Average selling prices per unit decreased mid-single digits and units sold were consistent with the third quarter of fiscal 2023, driven by our investments in our pricing strategies previously mentioned.
Comparable net sales, including retail store and eCommerce, decreased 7.1%, showing an improvement over the first two quarters of fiscal 2024, when comparable net sales decreased 9.2%. As of September 28, 2024, we operated 795 retail stores in the U.S. compared to 792 as of December 30, 2023, and 768 as of September 30, 2023.
U.S. Retail segment operating income decreased $20.7 million, or 43.1%, to $27.3 million, primarily due to a decrease in gross profit of $15.3 million and an increase in SG&A expenses of $5.7 million. Operating margin decreased 510 bps to 7.7%. The primary drivers of the decrease in operating margin were a 60 bps decrease in gross margin and a 460 bps increase in SG&A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
rate. The decrease in gross margin was driven by a benefit in excess inventory provisions in the third quarter of fiscal 2023 that did not reoccur in the third quarter of fiscal 2024 and decreased average selling prices per unit mentioned above, partially offset by decreased average cost per unit sold. Average cost per unit sold decreased mid-single digits due lower product input costs, partially offset by increased inbound freight costs. The increase in SG&A rate was driven by fixed cost deleverage on decreased net sales, investments in our brand marketing and retail stores, increased retail store employee compensation costs, and increased transportation costs, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $1.4 million, or 0.5%, to $299.0 million, driven by lower seasonal demand for our Carter’s brands, decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels, unfavorable timing of wholesale shipments, and decreased average selling prices per unit, partially offset by growth in our exclusive Carter’s brands and our Little Planet brand. Units sold increased low-single digits, while average selling prices per unit decreased low-single digits.
U.S. Wholesale segment operating income decreased $2.6 million, or 3.9%, to $63.1 million, primarily due to a decrease in gross profit of $1.7 million and an increase in SG&A expenses of $0.6 million. Operating margin decreased 80 bps to 21.1%. The primary drivers of the decrease in operating margin were a 40 bps decrease in gross margin and a 30 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average selling prices per unit mentioned above and a benefit in excess inventory provisions in the third quarter of fiscal 2023 that did not reoccur in the third quarter of fiscal 2024, partially offset by decreased average cost per unit sold and decreased off-price wholesale channel sales. Average cost per unit sold decreased mid-single digits due to decreased product input costs partially offset by increased inbound freight costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales, increased distribution costs, and investments in brand marketing, partially offset by decreased performance-based compensation expense.
International
International segment net sales decreased $10.0 million, or 8.6%, to $106.5 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Mexican Peso, had a $3.1 million unfavorable effect on International segment net sales. The decrease in net sales was driven by decreased net sales in Canada, decreased demand from our international partners, and decreased average selling prices per unit, partially offset by growth in sales in our retail stores in Mexico. Units sold and average selling prices per unit both decreased mid-single digits.
Canadian comparable net sales, including retail stores and eCommerce, decreased 6.8%, driven by decreased traffic in our retail stores and eCommerce channels as a result of macroeconomic headwinds and a slower start to cooler weather apparel sales. As of September 28, 2024, we operated 188 stores and 56 stores in Canada and Mexico, respectively. As of December 30, 2023, we operated 188 and 54 stores in Canada and Mexico, respectively. As of September 30, 2023, we operated 188 and 53 stores in Canada and Mexico, respectively.
International segment operating income decreased $3.1 million, or 23.5%, to $10.2 million, primarily due to a decrease in gross profit of $3.4 million, partially offset by a decrease in SG&A expenses of $0.3 million. Operating margin decreased 190 bps to 9.6%, primarily due to a 310 bps increase in the SG&A rate, partially offset by a 120 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold, partially offset by decreased average selling prices per unit mentioned above. Average cost per unit sold decreased high-single digits due to decreased product input costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales and increased bad debt expense, partially offset by decreased performance-based compensation expense.
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
Unallocated corporate expenses decreased $10.0 million, or 29.7%, to $23.6 million and unallocated corporate expenses, as a percentage of consolidated net sales, decreased 110 bps to 3.1%. The decrease as a percentage of consolidated net sales was driven by decreased performance-based compensation expense, organizational restructuring costs, and consulting costs, partially offset by fixed cost deleverage on decreased sales and increased charitable donations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
THREE FISCAL QUARTERS ENDED SEPTEMBER 28, 2024 COMPARED TO THREE FISCAL QUARTERS ENDED SEPTEMBER 30, 2023
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	September 28, 2024	September 30, 2023	$ Change	% / bps Change
Consolidated net sales	$1,984,390	$2,087,730	$(103,340)	(4.9)%
Cost of goods sold	1,030,249	1,109,970	(79,721)	(7.2)%
Gross profit	954,141	977,760	(23,619)	(2.4)%
Gross profit as % of consolidated net sales	48.1%	46.8%		130 bps
Royalty income, net	14,959	16,573	(1,614)	(9.7)%
Royalty income, net as % of consolidated net sales	0.8%	0.8%		—
Selling, general, and administrative expenses	797,572	806,988	(9,416)	(1.2)%
SG&A expenses as % of consolidated net sales	40.2%	38.7%		150 bps
Operating income	171,528	187,345	(15,817)	(8.4)%
Operating income as % of consolidated net sales	8.6%	9.0%		(40) bps
Interest expense	23,156	26,342	(3,186)	(12.1)%
Interest income	(8,644)	(2,769)	(5,875)	>100%
Other expense (income), net	1,977	(518)	2,495	nm
Income before income taxes	155,039	164,290	(9,251)	(5.6)%
Income tax provision	31,047	38,300	(7,253)	(18.9)%
Effective tax rate(*)	20.0%	23.3%		(330) bps
Net income	$123,992	$125,990	$(1,998)	(1.6)%

Basic net income per common share	$3.41	$3.36	$0.05	1.5%
Diluted net income per common share	$3.41	$3.36	$0.05	1.5%
Dividend declared and paid per common share	$2.40	$2.25	$0.15	6.7%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $103.3 million, or 4.9%, to $1.98 billion. The decrease in net sales was driven by decreased traffic and demand in our U.S. Retail businesses, decreased sales of our Carter’s brand to wholesale customers, decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels, decreased demand in our International businesses, and decreased average selling prices per unit. These decreases were partially offset by increased sales of our exclusive Carter’s brands and growth from our retail stores in Mexico. Average selling prices per unit decreased mid-single digits and units sold decreased low-single digits. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of approximately $1.5 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $23.6 million, or 2.4%, to $954.1 million and consolidated gross margin increased 130 bps to 48.1%. The decrease in consolidated gross profit was driven by decreased net sales. The increase in gross margin was driven by lower average cost per unit sold and decreased sales to off-price wholesale channel customers. Average cost per unit sold decreased high-single digits, driven by lower ocean freight rates and product input costs. These factors were partially offset by a benefit in excess inventory provisions in the first three quarters of fiscal 2023 that did not reoccur in the first three quarters of fiscal 2024, decreased average selling prices per unit mentioned above, and an increase in the mix of U.S. Wholesale net sales.
Royalty Income
Consolidated royalty income decreased $1.6 million, or 9.7%, to $15.0 million, driven by decreased wholesale customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $9.4 million, or 1.2%, to $797.6 million and increased as a percentage of consolidated net sales by 150 bps to 40.2%. The increase in SG&A rate was driven by fixed cost deleverage on decreased sales and investments in our brand marketing and retail stores, partially offset by decreased performance-based compensation expense and decreased consulting costs.
Operating Income
Consolidated operating income decreased $15.8 million, or 8.4%, to $171.5 million and decreased as a percentage of net sales by approximately 40 bps to 8.6% primarily due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $3.2 million, or 12.1%, to $23.2 million. Weighted-average borrowings for the first three quarters of fiscal 2024 were $500.0 million at an effective interest rate of 6.13%, compared to weighted-average borrowings for the first three quarters of fiscal 2023 of $556.8 million at an effective interest rate of 6.17%. The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility.
Interest Income
Consolidated interest income increased $5.9 million to $8.6 million due to increased cash balances during the period.
Other Expense (Income), Net
Consolidated other expense (income), net increased $2.5 million to $2.0 million due to a non-cash partial pension settlement charge of $0.9 million and unfavorable changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar and the Mexican Peso.
Income Taxes
Consolidated income tax provision decreased $7.3 million, or 18.9%, to $31.0 million and the effective tax rate decreased 330 bps to 20.0%. The decrease in the effective tax rate was due to our revised full year outlook, which reflects an expectation for a lower proportion of income generated in the United States that the prior year, where the tax rate is lower relative to some of our international jurisdictions.
Net Income
Consolidated net income decreased $2.0 million, or 1.6%, to $124.0 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results by Segment - First Three Quarters of Fiscal 2024 compared to First Three Quarters of Fiscal 2023
The following table summarizes net sales and operating income, by segment, for the first three quarters of fiscal 2024 and fiscal 2023:

	Three fiscal quarters ended
(dollars in thousands)	September 28, 2024	% of consolidated net sales	September 30, 2023	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$950,877	47.9%	$1,021,983	49.0%	$(71,106)	(7.0)%
U.S. Wholesale	756,022	38.1%	767,194	36.7%	(11,172)	(1.5)%
International	277,491	14.0%	298,553	14.3%	(21,062)	(7.1)%
Consolidated net sales	$1,984,390	100.0%	$2,087,730	100.0%	$(103,340)	(4.9)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$59,681	6.3%	$103,132	10.1%	$(43,451)	(42.1)%
U.S. Wholesale	162,662	21.5%	147,003	19.2%	15,659	10.7%
International	17,981	6.5%	23,193	7.8%	(5,212)	(22.5)%
Unallocated corporate expenses	(68,796)	n/a	(85,983)	n/a	17,187	(20.0)%
Consolidated operating income	$171,528	8.6%	$187,345	9.0%	$(15,817)	(8.4)%
U.S. Retail
U.S. Retail segment net sales decreased $71.1 million, or 7.0%, to $950.9 million. The decrease in net sales was driven by lower traffic in our eCommerce channels and in our retail stores, in part due to ongoing macroeconomic headwinds negatively impacting families with young children and decreased average selling prices per unit. These factors were partially offset by sales contribution of our new retail stores. Average selling prices per unit decreased mid-single digits due to investments in our pricing and an increased mix of clearance sales. Units sold decreased mid-single digits. Comparable net sales, including retail store and eCommerce, decreased 8.5% driven by the factors mentioned above.
U.S. Retail segment operating income decreased $43.5 million, or 42.1%, to $59.7 million, primarily due to a decrease in gross profit of $39.6 million and an increase in SG&A expenses of $2.7 million. Operating margin decreased 380 bps to 6.3%, primarily due to a 410 bps increase in SG&A rate, partially offset by a 40 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold, partially offset by a benefit in excess inventory provisions in the first three quarters of fiscal 2023 that did not reoccur in the first three quarters of fiscal 2024, and decreased average selling prices per unit mentioned above. Average cost per unit sold decreased mid-single digits due to decreased inbound freight rates and product input costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased net sales, investments in brand marketing and our retail stores, increased retail store employee compensation costs, and increased transportation costs, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $11.2 million, or 1.5%, to $756.0 million, driven by lower seasonal demand of our Carter’s brands, decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels, and decreased average selling prices per unit. These factors were partially offset by increased sales of our exclusive Carter’s brands and our Little Planet brand. Average selling prices per unit decreased mid-single digits due to investments in our pricing, while units sold increased low-single digits.
U.S. Wholesale segment operating income increased $15.7 million, or 10.7%, to $162.7 million, primarily due to an increase in gross profit of $15.6 million and a decrease in SG&A expenses of $0.1 million. Operating margin increased 230 bps to 21.5%. The drivers of the increase in operating margin were a 250 bps increase in gross margin, partially offset by a 20 bps increase in SG&A rate. The increase in gross margin was driven by decreased average cost per unit sold, partially offset by a benefit in excess inventory provisions in the first three quarters of fiscal 2023 that did not reoccur in the first three quarters of fiscal 2024, and decreased average selling prices per unit mentioned above. Average cost per unit sold decreased high-single digits due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was driven by fixed cost

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
deleverage on decreased sales and increased investments in brand marketing, partially offset by decreased transportation costs and decreased performance-based compensation expense.
International
International segment net sales decreased $21.1 million, or 7.1%, to $277.5 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $1.5 million unfavorable effect on International segment net sales. The decrease in net sales was driven by decreased net sales in Canada, decreased demand from our international partners, and decreased average selling prices per unit. These decreases were partially offset by growth in sales in our retail stores in Mexico. Units sold decreased mid-single digits. Average selling prices per unit decreased low-single digits due to investments in our pricing strategies.
Canadian comparable net sales, including retail store and eCommerce, decreased 6.8% driven by decreased traffic in our eCommerce channel and in our retail stores as a result of macroeconomic headwinds.
International segment operating income decreased $5.2 million, or 22.5%, to $18.0 million, primarily due to an increase in SG&A expenses of $5.1 million, partially offset by an increase in gross profit of $0.4 million. Operating margin decreased 130 bps to 6.5% driven by a 470 bps increase in the SG&A rate, partially offset by a 360 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold. Average cost per unit sold decreased high-single digits due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was due to fixed cost deleverage on decreased sales, increased bad debt expense, and increased retail store employee compensation costs, partially offset by decreased performance-based compensation expense.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $17.2 million, or 20.0%, to $68.8 million and unallocated corporate expenses, as a percentage of consolidated net sales, decreased 60 bps to 3.5%. The decrease as a percentage of consolidated net sales was driven by organizational restructuring charges in the first three quarters of fiscal 2023 that did not reoccur in the first three quarters of fiscal 2024, decreased consulting costs, and decreased performance-based compensation expense, partially offset by fixed cost deleverage on decreased sales.
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

	Fiscal quarter ended
	September 28, 2024					September 30, 2023
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$77.0	10.2%	$12.4	$58.3	$1.62	$93.4	11.8%	$19.2	$66.1	$1.78
Partial pension plan settlement(1)	—		0.2	0.7	0.02	—		—	—	—
Organizational restructuring(2)	—		—	—	—	2.9		0.7	2.2	0.06
As adjusted	$77.0	10.2%	$12.6	$59.0	$1.64	$96.3	12.2%	$19.9	$68.4	$1.84
(1)Relates to a non-cash partial pension settlement charge.
(2)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
Note: Results may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three fiscal quarters ended
	September 28, 2024					September 30, 2023
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$171.5	8.6%	$31.0	$124.0	$3.41	$187.3	9.0%	$38.3	$126.0	$3.36
Partial pension plan settlement(1)	—		0.2	0.7	0.02	—		—	—	—
Organizational restructuring(2)	—		—	—	—	4.4		1.0	3.4	0.09
As adjusted	$171.5	8.6%	$31.3	$124.7	$3.43	$191.8	9.2%	$39.3	$129.4	$3.45
(1)Relates to a non-cash partial pension settlement charge.
(2)Relates to charges for organizational restructuring and related corporate office lease amendment actions.
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
As of September 28, 2024, we had approximately $175.5 million of cash and cash equivalents held at major financial institutions, including approximately $72.1 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at September 28, 2024 were $247.0 million compared to $240.5 million at September 30, 2023 and $183.8 million at December 30, 2023. The overall increase of $6.5 million, or 2.7%, at September 28, 2024 compared to September 30, 2023 primarily reflects the timing of wholesale customer shipments and associated payments. Due to the seasonal nature of our operations, the net accounts receivable balance at September 28, 2024 is not comparable to the net accounts receivable balance at December 30, 2023.
Inventories at September 28, 2024 were $607.4 million compared to $620.7 million at September 30, 2023 and $537.1 million at December 30, 2023. The decrease of $13.3 million, or 2.1%, at September 28, 2024 compared to September 30, 2023 was driven by decreased “pack and hold” inventory and decreased days of supply, partially offset by increased in-transit inventory due to the disruption of container shipping traffic through the Red Sea. Due to the seasonal nature of our operations, the inventory balance at September 28, 2024 is not comparable to the inventories balance at December 30, 2023.
Operating lease assets at September 28, 2024 were $560.2 million compared to $506.0 million at September 30, 2023 and $528.4 million at December 30, 2023. The increase in operating lease assets compared to September 30, 2023 and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
December 30, 2023 was driven by the renewal of a contract with a third-party logistics provider in California for warehousing and distribution purposes and investments in our retail store fleet.
Accounts payable at September 28, 2024 were $273.9 million compared to $222.2 million at September 30, 2023 and $242.1 million at December 30, 2023. The increase of $51.7 million, or 23.3%, at September 28, 2024 compared to September 30, 2023 was driven by the timing of payments for purchases of inventory. Due to the seasonal nature of our operations, the accounts payable balance at September 28, 2024 is not comparable to the accounts payable balance at December 30, 2023.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $11.3 million for the first three quarters of fiscal 2024 compared to net cash provided by operating activities of $205.8 million in the first three quarters of fiscal 2023. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in operating cash flow was driven by smaller reductions in inventory balances due to the sell through of a large portion of our “pack and hold” inventory in fiscal 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities was $39.6 million for the first three quarters of fiscal 2024 compared to $42.5 million in the first three quarters of fiscal 2023. The decrease in net cash used in investing activities was driven by decreased capital expenditures. Capital expenditures in the first three quarters of fiscal 2024 was driven by U.S. and international retail store openings and remodels and investments in our distribution facilities.
We plan to invest approximately $65.0 million in capital expenditures in fiscal 2024, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $145.1 million in the first three quarters of fiscal 2024 compared to $206.6 million in the first three quarters of fiscal 2023. This change in cash flow from financing activities was primarily driven by payments on our secured revolving credit facility in the first three quarters of fiscal 2023.
Secured Revolving Credit Facility
As of September 28, 2024, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.7 million of outstanding letters of credit. As of September 28, 2024, there was approximately $844.3 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Our secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%. As of September 28, 2024, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 6.44%, which includes a leverage-based adjustment of 1.125%. As of September 28, 2024, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
As of September 28, 2024, the Company had outstanding $500.0 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and scheduled to mature on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of September 28, 2024 is reported net of $2.1 million of unamortized issuance-related debt costs.
Dividends
In each of the first three quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $2.40 for the first three quarters of fiscal 2024). Additionally, in each of the first three quarters of fiscal 2023, the Board of Directors declared, and the Company paid, a cash

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
dividend per common share of $0.75 (for an aggregate cash dividend per common share of $2.25 for the first three quarters of fiscal 2023).
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
Share Repurchases
In the first three quarters of fiscal 2024, we repurchased and retired 736,423 shares in open market transactions for approximately $50.5 million, at an average price of $68.61 per share. In the first three quarters of fiscal 2023, we repurchased and retired 975,358 shares in open market transactions for approximately $67.5 million, at an average price of $69.20 per share.
The total remaining capacity under outstanding repurchase authorizations as of September 28, 2024 was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
The Company paused share repurchases during the third quarter of fiscal 2024. Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
In light of the share repurchases and dividends paid in the first three quarters of fiscal 2024, along with our projected remaining dividend payments this year, we expect the cumulative distribution of capital through share repurchases and dividends to represent somewhat more than 100% of our projected fiscal 2024 free cash flow, a non-GAAP measure the Company defines as operating cash flow minus capital expenditures.
We do not reconcile forward-looking free cash flow to its most directly comparable GAAP measure because we cannot predict with reasonable certainty the ultimate outcome of certain components of such reconciliation that are not within our control due to factors describe below, or others that may arise, without unreasonable effort. For these reasons, we are unable to assess the probable significance of the unavailable information, which could materially impact the amount of future operating cash flows, the most directly comparable GAAP metric, to free cash flow.
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2023 fiscal year ended December 30, 2023. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and other indefinite-lived intangible assets, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2024, as compared to the third quarter of fiscal 2023, had an unfavorable effect on our consolidated net sales of approximately $3.1 million. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2024, as compared to the first three quarters of fiscal 2023, had an unfavorable effect on our consolidated net sales of approximately $1.5 million.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of September 28, 2024, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in material interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 28, 2024.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 28, 2024 that have materially affected, or which are reasonably likely to materially affect, Internal Control.

There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 28, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(4)
June 30, 2024 through July 27, 2024	203,655	$61.62	203,655	$603,165,291

July 28, 2024 through August 24, 2024	73,067	$59.24	70,880	$598,966,271

August 25, 2024 through September 28, 2024	—	$—	—	$598,966,271

Total	276,722		274,535
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 2,187 shares surrendered between July 28, 2024 and August 24, 2024.
(2)The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)Share purchases during the third quarter of fiscal 2024 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 6, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(4)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 28, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

CARTER’S, INC.

October 25, 2024	/s/ MICHAEL D. CASEY
Michael D. Casey
Chairman, Chief Executive Officer & President
(Principal Executive Officer)

October 25, 2024	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Senior Executive Vice President,
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)