Form 10-K
period 2024-12-28
CARTERS INC
filed 2025-02-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2024
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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2024 as reported on the New York Stock Exchange was $2,173,597,502. For purposes of the foregoing calculation only, which is required by Form 10-K, the registrant has included in the shares owned by affiliates those shares owned by directors and executive officers of the registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 18, 2025, there were 36,010,750 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter’s, Inc., expected to be held on May 14, 2025, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 28, 2024.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 28, 2024

Statements contained in this annual report that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this press release. These risks and uncertainties include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A, of this Annual Report on 10-K, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related to public health crises; risks related to consumer tastes and preferences, as well as fashion trends; the failure to protect our intellectual property; the diminished value of our brands, potentially as a result of negative publicity or unsuccessful branding and marketing efforts; delays, product recalls, or loss of revenue due to a failure to meet our quality standards; risks related to uncertainty regarding the future of international trade agreements; increased competition in the marketplace; financial difficulties for one or more of our major customers; identification of locations and negotiation of appropriate lease terms for our retail stores; distinct risks facing our eCommerce business; failure to forecast demand for our products and our failure to manage our inventory; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; fluctuations in foreign currency exchange rates; unseasonable or extreme weather conditions; risks associated with corporate responsibility issues; our foreign sourcing arrangements; a relatively small number of vendors supply a significant amount of our products; disruptions in our supply chain, including increased transportation and freight costs; our ability to effectively source and manage inventory; problems with our Braselton, Georgia distribution facility; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data or a failure to implement new information technology systems successfully; unsuccessful expansion into international markets; failure to comply with various laws and regulations; failure to properly manage strategic initiatives; retention of key individuals; acquisition and integration of other brands and businesses; failure to achieve sales growth plans and profitability objectives to support the carrying value of our intangible assets; our continued ability to meet obligations related to our debt; changes in our tax obligations, including additional customs, duties or tariffs; our continued ability to declare and pay a dividend; volatility in the market price of our common stock; and the cost or effort required for our shareholders to bring certain claims or actions against us, as a result of our designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
PART I
Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.
Our market share data is based on information provided by Circana, LLC (formerly the NPD Group, Inc.). Circana, LLC. (“Circana”) data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers’ point of sale data for children’s apparel and juvenile products in the United States (“U.S.”) and represents the twelve-month period ended December 2024.
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
Our trademarks that are referred to in this Annual Report on Form 10-K, including Carter’s, OshKosh B’gosh, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, PurelySoft, and Carter’s Rewards, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2024 ended on December 28, 2024, fiscal 2023 ended on December 30, 2023, and fiscal 2022 ended on December 31, 2022. All three fiscal years contained 52 calendar weeks.

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
Established in 2003, the Skip Hop brand rethinks, reenergizes, and reimagines durable necessities to create higher value, superior quality, and award-winning products for parents, babies, and toddlers. We acquired Skip Hop in 2017.
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
Our mission is to serve the needs of families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. The baby and young children’s apparel market, ages zero to 10, in the U.S. is approximately $28 billion as of December 2024. In this market, our Carter’s brands, including our exclusive brands, hold the #1 position with approximately 10% market share and our OshKosh brand has less than 1% market share as of December 2024.
Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2024, our channels included 1,057 company-owned retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
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
Strategy
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our growth agenda is centered on three fundamental areas:
•Elevate the style and value of our product offerings — We are focused on driving growth by delivering market-leading style and enhancing our value proposition. In fiscal 2024, informed by consumer demand and insights, we initiated a shift of our U.S. Retail product assortment to increase the sales mix of the “best” (more premium fashion) and the opening price point components of our apparel offering. As a result, both components represented a higher proportion of sales in the second half of fiscal 2024 compared to the first half of fiscal 2024.
The shift to increase the penetration of our “best” product is supported by a house-of-brands strategy that enables us to leverage new, more targeted and differentiated brands like Little Planet, as well as our curated collections from PurelySoft, OshKosh B’gosh, Skip Hop and Carter’s. Over time we plan to develop this strategy further as a way of reaching more of the marketplace, including some customer segments which we do not serve today.

Also in fiscal 2024, and enabled by our enhanced pricing capabilities, we made retail price investments to be more competitive in select toddler and kids size playwear categories and during higher-volume market share promotional events, and to support inventory management objectives. Areas of playwear investment included select opening price point categories, which are less differentiated from similar private label products in the marketplace and exhibit higher price elasticity, and additional programs such as collections, fleece, and activewear. Collectively these efforts helped to drive growth in the value component of our U.S. Retail assortment and contributed to an increase in conversion rates (measured as the percentage of store visitors and website traffic that resulted in a purchase) and units per transaction in both stores and eCommerce in the second half of fiscal 2024 compared to the first half of fiscal 2024.
•Improve our marketing capabilities and effectiveness — Our marketing investments are targeted at acquiring new customers, developing stronger relationships with our existing customers, and extending our customers’ tenure with our brands. Recent areas of investment include brand marketing, personalization capabilities, a rebranded and relaunched customer loyalty program, enhanced digital and social media programs, and strengthened consumer-facing technologies such as our mobile app. Collectively these investments contributed to sequential improvement in U.S. Retail comparable sales, growth in new and reactivated customers, and an improved retention rate in the second half of fiscal 2024 compared to the first half of fiscal 2024.
•Leverage our unparalleled multi-channel market presence to extend the reach of our brands — Our global, multichannel business model is unique. No other children’s apparel company in the world has our combined capabilities in the retail store, online and wholesale channels.
We are the largest specialty retailer in North America focused on young children’s apparel, with over 1,000 company-owned stores and dedicated websites in the United States, Canada, and Mexico. Across our retail fleet, we made progress in fiscal 2024 accelerating remodels and introducing new in-store experiences. In fiscal 2024, we opened our first-ever flagship store in Atlanta, Georgia, which includes brand-centric presentations, in-store shops for baby, toddler and kids, and Little Planet, modern digital displays, a gifting station, and community engagement events. We believe learnings from the ongoing innovations at our flagship store will inspire new and remodeled store experiences across our fleet.
In wholesale, we are the largest supplier of young children’s apparel to the largest retailers in North America. We have the most extensive distribution of childrenswear – our brands are sold in more than 19,500 wholesale retail locations in North America and through our wholesale customers’ websites. Our brand reach efforts are enabled by our long-standing wholesale customer partnerships, which are important contributors to our sales and profitability and consumer brand awareness. We plan to continue to prioritize investments in our brand experiences with our wholesale partners, both digitally and in-store. Outside of North America, our global distribution capabilities are further strengthened through our relationships with multi-national retailers and other wholesale partners with over 1,100 points of distribution, and over 150 global websites.
In addition to the fundamental areas above, we intend to pursue improvements to our operating model, which includes improving our product and brand development processes in an effort to be faster, nimbler and able to respond to changing consumer preferences more rapidly. We also plan to continue to pursue opportunities to improve productivity throughout the business and to manage spending prudently.
Our Brands
Carter’s & OshKosh B’gosh
Our Carter’s and OshKosh product offerings include apparel and accessories for babies (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14).
For our Carter’s brands, our focus is on essential and fashion apparel products for babies and young children, including bodysuits, layette essentials, sleep and play, pants, tops and t-shirts, multi-piece sets, dresses, and sleepwear. We attribute our leading market position to our strong value proposition, brand strength, distinctive design, commitment to quality, and our broad distribution through our company-owned retail stores, websites, and mobile app, as well as our wholesale distribution channel that includes successful and long-standing relationships with leading global and national retailers. Our marketing programs are targeted toward first-time parents, experienced parents, and gift-givers. Our core baby product line provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive Carter’s brands: our Child of Mine brand, which is sold at Walmart, our Just One You brand, which is sold at Target, and our Simple Joys brand, which is available on Amazon.

Carter’s is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. As of December 2024, our multichannel business model enabled our Carter’s brands to maintain a leading market share of approximately 10% in the zero to 10-year-old market. Our Carter’s brands maintained the leading market position with approximately 21% in the zero to two-year-old baby market and maintained its leading market position with approximately 11% in the three to four-year-old toddler market. Our Carter’s brands also have an approximately 3% market share in the five to ten-year-old kid market.
The focus of the OshKosh brand is high-quality playclothes, including denim jeans, overalls, core bottoms, knit tops, t-shirts, and layering pieces for everyday use, primarily targeted at toddlers and young children. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. As of December 2024, our OshKosh brand’s market share was less than 1% of the zero to 10-year-old apparel market in the United States.
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
Licensed Products
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Little Planet brands to various licensed partners in order to expand our product offerings into additional product categories such as footwear, outerwear, accessories (such as hair accessories and jewelry), toys, home décor, cribs and baby furniture, and bedding. These licensed partners develop and sell our branded products through multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of our branded products to aim to ensure consistency across product offerings with our brand vision of high-quality products at market-leading value.
We also partner with other brand owners to further expand our retail apparel product offerings, including a range of licensed sports and character t-shirts, bodysuits, and sleepwear.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to expectant parents and families with young children. Our Skip Hop brand is best known for diaper bags, kid’s bags, home gear, and products for playtime, mealtime, bath time, and travel, and combines innovative functionality with attractive design. Skip Hop was the #1 brand in diaper bags in 2024.
We believe Skip Hop is a global lifestyle brand. Skip Hop’s core philosophy and positioning revolves around its brand promise — “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both in-house design and creative teams, each of which is dedicated to meeting that goal. We have made investments to in-store fixturing, branding, and signage, along with digital advertising, to further strengthen the position of the Skip Hop brand. Skip Hop branded products are sold through our retail stores, our eCommerce site, and in the wholesale channel.
Little Planet
Our Little Planet brand launched in 2021 and is a primarily organic and sustainable apparel brand created to serve a growing consumer need for beautiful heirloom-quality baby and toddler products developed using sustainable materials. The assortment of products includes sleepwear, swimwear, outerwear, bedding, accessories, and toys. Little Planet products are sold through our retail stores, our eCommerce site, and in the wholesale channel.

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
Our U.S. retail stores are generally located in high-traffic open-air shopping centers and malls in or near major cities or in outlet centers that are near densely populated areas. We believe our brand strength, product assortment, shopping experience, and high-quality service have made our retail stores a destination for consumers seeking children’s apparel and accessories.
Each of our stores carries an assortment of Carter’s, OshKosh, and/or Skip Hop branded products, as well as other products, including Little Planet branded products, depending on the store and location. As of the end of fiscal 2024, our stores averaged approximately 5,100 square feet per location. As of the end of fiscal 2024, we operated 804 stores in the United States.
In the fourth quarter of fiscal 2024, we opened our first-ever flagship store in Atlanta, Georgia, which includes brand-centric presentations, in-store shops for baby, toddler and kids, as well as Little Planet, modern digital displays, a gifting station, and community engagement events.
We regularly assess potential new retail store locations and closures of existing stores based on demographic factors, retail adjacencies, competitive factors, population density, growth projections, and performance of existing stores as part of a rigorous real estate portfolio optimization process.
We also sell our products through our U.S. eCommerce websites at www.carters.com, www.oshkosh.com, www.skiphop.com, www.shoplittleplanet.com, and through our mobile app.
We focus on the customer experience through store and eCommerce website design, visual aesthetics, clear product presentation, and exceptional customer service. Our eCommerce websites also feature product recommendations and online-only offerings.
We strive to create a seamless omni-channel experience between our retail stores and our eCommerce websites. Customers can choose to have eCommerce purchases shipped directly to them (same-day shipping available in select markets), to pick-up the purchases in a store (buy-online, pick-up in-store), or through our curbside pick-up services. eCommerce purchases, including from our eCommerce websites and mobile app, may be shipped from one of our distribution facilities or from a retail store (buy-online, deliver-from-store). Store purchases are primarily fulfilled from each store’s inventory, but our in-store buy-online services offer our broadest assortment to be shipped to a customer from one of our distribution facilities or from another retail store. We utilize radio frequency identification (“RFID”) technology in our stores. This technology helps us to improve our management of inventory and allows us to fulfill omni-channel orders more effectively.
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
Our Little Planet brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon and Target.

We collaborate with our wholesale customers to provide a consistent and high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation initiatives. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
Our two largest wholesale customers accounted for 10.9% and 10.1%, respectively, of consolidated net sales in fiscal 2024.
International
Our International segment includes sales of our products through our retail stores and eCommerce sites in Canada and Mexico. As of the end of fiscal 2024, in Canada we operated 191 retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 62 retail stores and an eCommerce site at www.carters.com.mx.
Our International segment includes sales of our products to wholesale accounts outside of the United States, including both domestic retailers with international operations and international retailers. In addition, we license our Carter’s and OshKosh brands to international customers that sell our products through branded retail and online stores, as well as to wholesale customers, within their licensed territories. Our International segment includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of the end of fiscal 2024 our International channel included wholesale accounts in approximately 19,500 locations in North America and wholesale accounts and licensees who operated in over 1,100 locations outside of North America. As of the end of fiscal 2024, we had approximately 40 international licensees who operated in over 90 countries.
Our Marketing Strategy
For all our brands, our marketing is largely focused on driving brand preference and engagement with first-time and experienced parents, as well as gift-givers. Our goal is to have the most top-of-mind, preferred brands in the young children’s apparel market and to connect with diverse, digitally savvy consumers. As such, our marketing investments are targeted at acquiring new customers, developing stronger relationships with our existing customers, and extending our customers’ tenure with our brands. Included among our marketing investments are our newly developed marketing personalization capabilities, a rebranded and relaunched customer loyalty program, enhanced digital and social media programs, and strengthened consumer-facing technologies such as our mobile app.
We use our customer loyalty program in the United States to drive customer traffic, sales, and brand loyalty. In the second quarter of fiscal 2024, we rebranded and relaunched our loyalty program as Carter’s Rewards with the goals of further deepening our customer loyalty, increasing the frequency of visits, and growing customer lifetime value. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2024, our U.S. retail sales were predominantly made to members of Carter’s Rewards.
Complementing our Carter’s Rewards loyalty program is our Carter’s private label credit card, which provides added benefits for our Carter’s Rewards customers. A third-party financial institution issues the Carter’s credit card to consumers and bears all underwriting and credit risk under the program. Under the credit card program agreement with the third-party financial institution, the Company receives payments for the establishment of new credit accounts, as well as royalties on the usage of the credit card by customers.
Our Global Sourcing Network
We source all of our apparel and other products from a global network of third-party suppliers, primarily located in Asia. We source the remainder of our products primarily through North America, Africa, and Central America. During fiscal 2024, approximately 75% of our product was sourced from Vietnam, Cambodia, Bangladesh, and India, and approximately 60% of the fabric that was used in the manufacture of our products was sourced from China, with the remainder sourced primarily from India, Vietnam, Thailand, and Bangladesh. We do not own any raw materials or manufacturing facilities.
Our sourcing operations are based in Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. Our Hong Kong office acts as an agent for substantially all of our sourcing in Asia and monitors production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished apparel to our distribution facilities. We also have sourcing offices in Cambodia, Vietnam, China, and Bangladesh to help support these efforts.
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
Responsible Sourcing
We continue to seek the best pricing in our sourcing practices, and with that goal in mind, we have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our ethical and social responsibility standards before we place orders for product with that factory. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to identify potential improvements, and we integrate this information into our on-going sourcing decisions. Our vendor code of ethics, with which we require our factories to comply, outlines our standards for supplier behavior in creating a fair and safe workplace and covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters. In addition, our social responsibility policy establishes our expectations for our global suppliers and guides our oversight. This policy is derived from the policies, standards, and conventions of the International Labor Organization, and includes a commitment to the Universal Declaration of Human Rights.
Sustainability
We issued our fourth annual Raise the Future Impact Report in fiscal 2024, in which we highlighted our three strategic pillars that guide our long-term corporate responsibility commitments: Product, Planet, and People. In furtherance of these commitments, we discussed our efforts to grow our sustainable product offerings, reduce our carbon footprint, and uplift our workers and communities. At the end of fiscal 2024, we continued our transition to more sustainably grown cotton through the Better Cotton Initiative, with over 50% of our cotton sourced through this program. Additionally, we expanded our use of LENZING™ ECOVERO™, a sustainably produced viscose fiber sourced from responsibly managed forests.
As a result of customer demand, we have increased the sales of and expanded the scope of our Little Planet brand and PurelySoft collection, and we plan to increase the availability of sustainable choices across all our product lines to support the growing demand. We have increased our transparency on our chemicals management process by publishing a Restricted Substances List, designating chemicals that should be minimized or avoided in our apparel and accessories, and are working with our suppliers to minimize or avoid the use of such chemicals in our products. We use the OEKO-TEX® Standard 100 certification label, a well-known certification for textiles tested for harmful substances, which appeared on more than 98% of our baby apparel and sleepwear in fiscal 2024. We have established targets, validated by the Science-Based Target Initiative, to reduce risks associated with our Scope 1 and 2 greenhouse gas emissions.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third-party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to us and to our customers by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.

In the United States, we operate three distribution centers in Georgia: an approximately 1.1 million square-foot multichannel facility in Braselton, a 0.5 million square-foot facility in Stockbridge, and a 0.2 million square-foot single-channel facility in Jonesboro. We outsource certain distribution activities to third-party logistics providers located in California and leverage additional third-party providers in Georgia, as needed, primarily for storage seasonally. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, and preparing and shipping them to our wholesale customers, retail stores, and eCommerce customers.
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
•data privacy laws, including the European Union General Data Protection Act (“GDPA”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”);
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
Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition in our market is generally based on a variety of factors, including comfort and fit, quality, pricing, style, selection, and breadth of distribution. Both national brand and private label manufacturers, as well as specialty apparel brands and retailers, aggressively compete in the baby and young children’s apparel market. Our primary competitors include (in alphabetical order): Gap, Old Navy, and The Children’s Place; Cat & Jack (private label sold exclusively in Target) and Garanimals (sold exclusively in Walmart); and Disney, Nike, Adidas, and Under Armour (national brands). Because of the highly fragmented nature of the industry, we also compete with many small specialty brands and retailers. We believe that the awareness and strength of our brand names, combined with the breadth and value of our product offerings, broad distribution, scale, and operational expertise, position us well against these competitors.

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
Human Capital Management
As of the end of fiscal 2024, we had approximately 15,350 employees globally. The tables below present the composition and location of our employees:

	Employee Count	% of Total
Retail stores	11,932	77.7%
Corporate offices	1,866	12.2%
Distribution centers	1,552	10.1%
Total	15,350	100.0%

	Employee Count	% of Total
United States	12,170	79.3%
Canada	2,205	14.4%
Mexico	660	4.3%
Other (primarily countries in Asia)	315	2.1%
Total	15,350	100.0%
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
Diversity and Inclusion
We are committed to attracting and retaining multicultural consumers and, through various efforts across our global enterprise, to building a workforce to support our consumer acquisition and retention efforts. Our Diversity & Inclusion (“D&I”) efforts are focused on growing our relevance with all consumers with the support of cross-functional teams leveraging consumer insights to inform our product, marketing, and consumer experience strategies. Our teams are also focused on ensuring fairness across our global enterprise.

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

ITEM 1A. RISK FACTORS
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K for the year ended December 28, 2024.
Risks Related to Global and Macroeconomic Conditions
•Our business is sensitive to overall levels of consumer spending, consumer confidence, and consumer sentiment, particularly in the young children’s apparel market.
•Our business could be negatively impacted by political or economic risks that we are exposed to as a part of our global operations.
•Public health crises have and may in the future have a significant adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Brands and Product Value
•The acceptance of our products in the marketplace is affected by consumer tastes and preferences, along with fashion trends.
•We may be unable to protect our intellectual property rights, which could diminish the value of our brands, weaken our competitive position, and adversely affect our reputation and results.
•The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our employees, and our vendors, marketing partners, third-party manufacturers, and licensees, over whom we have limited control.
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
Risks Related to Operating a Global Business
•We face risks related to the uncertainty regarding the future of international trade agreements and the United States’ position on international trade.
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
•Environmental, social, and governance matters and any related reporting obligations may adversely impact our business, financial condition and results of operations.

Risks Related to our Global Supply Chain and Labor Force
•We source substantially all of our products through foreign-based suppliers and manufacturers. Our dependence on foreign supply sources is subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.
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
Risks Relating to Litigation
•We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to investigations.
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
Risks Relating to Our International Expansion
•We may be unsuccessful in expanding into international markets.
Risks Related to Governmental and Regulatory Changes
•Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
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
Risks Related to Global and Macroeconomic Conditions
Our business is sensitive to overall levels of consumer spending, consumer confidence, and sentiment, particularly in the young children’s apparel market.
Both retail consumer and wholesale customer demand for young children’s apparel and accessories, specifically brand name apparel products, is affected by the overall level of consumer spending, consumer confidence, and sentiment. Overall spending in the market is affected by a number of global and macroeconomic factors, such as overall economic conditions and employment levels, gasoline and utility costs, business conditions, market volatility, bank failures, availability of consumer credit, tax rates, the availability of tax credits, interest rates, inflationary pressures and general uncertainty regarding the overall future political and economic climate, levels of consumer indebtedness, foreign currency exchange rates, weather, and overall levels of consumer confidence. For example, in recent years, the U.S. economy has been negatively impacted by historically high inflation rates, which have negatively impacted and may continue to negatively impact consumer demand. Birth rate fluctuations, which in turn affect the number of customers that are acquired and retained, can have a material impact on consumer spending and our business. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.
Our business could be negatively impacted by political and economic risks that we are exposed to as a result of our global operations.
We are subject to general political and economic risks in connection with our global operations, including political instability (both in the United States and globally, including the ongoing conflict between Russia and Ukraine and the related economic and retaliatory measures), the ongoing war between Israel and Hamas, the conflict in the Red Sea region, terrorist attacks, and changes in diplomatic and trade relationships, any of which may have a significant adverse effect on our business, financial condition, and results of operations. Economic uncertainty in the United States and abroad has led to growing concerns about the systemic impact of rising energy costs, geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to global economic conditions we have seen and may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby adversely affecting our customers’ ability or willingness to purchase our products.
Public health crises have and may in the future have a significant adverse effect on our business, financial condition, and results of operations.
We are subject to public health crises which have had, and may in the future have, a significant impact on our operations, cash flow and liquidity. For example, the response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, and created significant disruption in financial and retail markets, including increased unemployment rates and a disruption in consumer demand for baby and children’s clothing and accessories. Uncertainty caused by pandemics, epidemics, or similar public health crises could lead to prolonged economic downturns and reduce or delay demand for our products, in which case our revenues could be significantly impacted. The extent to which a public health crisis impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
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
We have invested significantly in our brands and believe that maintaining and enhancing our brands’ identities is crucial to our success. Our ability to attract customers depends in large part on the success of marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, direct mail, and television advertising. While our goal remains to increase the strength, recognition and trust in our brands by increasing our customer base and expanding our products, if in the future any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brands, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new customers or increase the activity of our existing members on our platform in a cost-effective manner.
We may experience delays, product recalls, or loss of revenues or incur additional costs if our products do not meet our quality standards.
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality standards. A failure in our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, may be sold by third-parties without our knowledge or consent. This could materially harm our brands and our reputation in the marketplace. Although we have not incurred any material product recalls or delays to date, we have been subject to product recalls and/or delays in the past. We cannot provide any assurances that such events will not occur and impacts therefrom will not be material in the future.

Risks Related to Operating a Global Business
We face risks related to the uncertainty regarding the future of international trade agreements and the United States’ position on international trade.
We sell products outside the U.S. through our multichannel global business model, and we source all of our apparel and other products from a global network of third-party suppliers, primarily located in Asia. Certain policies and statements of the first Trump administration that may continue in the second Trump administration have given rise to uncertainty regarding the future of international trade agreements and the United States’ position on international trade. For example, the first Trump administration imposed tariffs on a range of products from China, which led China to also impose tariffs on certain U.S. goods in retaliation. Additionally, actions taken by, and announcements from, the second Trump administration, could result in retaliatory tariffs imposed on U.S. businesses from China and any other countries affected by such tariffs. Moreover, the uncertainty regarding the policies of the second Trump administration with respect to the future of trade partnerships and relations, including the possibility of additional or increased tariffs, may reduce our competitiveness in countries that may be affected by those policies, whether or not the second Trump administration ultimately takes any such actions. If increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards are placed on goods imported into the U.S., or any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of products that we import, and our revenue, gross margins, and results of operations may be materially harmed.
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
A significant amount of our business is with our wholesale customers. For fiscal 2024, we derived approximately 36% of our consolidated net sales from our U.S. Wholesale segment, approximately 35% of our consolidated net sales from our top ten wholesale customers, and approximately 31% of consolidated net sales from our top five wholesale customers, which includes net sales from our exclusive brands sold, in alphabetical order, at Amazon, Target, and Walmart. Our two largest wholesale customers accounted for 10.9% and 10.1%, respectively, of consolidated net sales in fiscal 2024.
As of the end of fiscal 2024, approximately 83% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
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
Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations. In addition, in both fiscal 2024 and fiscal 2023 we experienced a decrease in net sales in our eCommerce channel compared to fiscal 2022. Our eCommerce business may continue to be negatively impacted if we do not successfully integrate our traditional brick-and-mortar shopping experience with our eCommerce experience or if we fail to improve on our eCommerce shopping experience, and any increase we may see in net sales from the growth in brick-and-mortar retail may not be sufficient to offset the decreases in net sales from eCommerce.

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
In addition, there is concern that climate change could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters, which could have a long-term adverse impact on our business and results of operations. These changes may increase the effects described above, and changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key materials, such as cotton.
Environmental, social, and governance matters and any related reporting obligations may adversely impact our business, financial condition and results of operations.
U.S. and international regulators, customers, and investors are increasingly focused on corporate environmental, social, and governance (“ESG”) practices and disclosures and may evaluate our business or other practices according to a variety of ESG targets, standards, and expectations. For example, new domestic and international laws and regulations relating to ESG matters have been adopted or are under consideration, including laws and regulations related to disclosure of and risks related to climate-change, extended producer responsibility matters, and sustainability and traceability laws and regulations. These, and additional legislation which may be passed, have caused and may cause us to incur additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks, as well as other ESG topics, which may be significant.
Although we have announced goals with respect to certain ESG topics, including Scope 1 and 2 greenhouse gas emissions, suppliers with science-based sustainability targets, waste, plastic packaging, and water usage, as well as goals with respect to our products and our people, we may be unable to meet them, or we may revise our goals or targets, or change our priorities or strategies. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, results of operations, or financial condition. Furthermore, the criteria by which our ESG practices, including our initiatives and public goals, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers, and investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. In addition, the methodologies for reporting and measuring ESG metrics may change and may result in adjustments to previously reported information. If we fail or are perceived to have failed to achieve previously announced public goals or to accurately disclose our progress on such goals or initiatives, our reputation, business, results of operations, and financial condition could be adversely impacted.
Further, risks related to environmental and sustainability policies, laws, technologies, and negative impacts on our reputation, can impact our business in the short-, medium-, and long-term. For example, if global suppliers decide to pass additional costs from current and emerging regulation related to emissions reductions or global carbon tax schemes, we could be impacted by those additional costs. Additionally, increasing consumer awareness of environmental issues has sparked a trend in the industry of offering more sustainable products, allowing customers to make conscious decisions, which could put us at a competitive disadvantage as compared to other companies with respect to some of our product offerings.

Risks Related to our Global Supply Chain and Labor Force
We source substantially all of our products through foreign-based suppliers and manufacturers. Our dependence on foreign supply sources is subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.
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
•disruptions in the global transportation network, such as a port strikes or delays, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, war, vessel availability due to longer transit times and/or schedule changes or timing of new vessel commissioning, and ocean container availability;
•the application of adverse foreign intellectual property laws;
•the ability of our vendors to secure sufficient credit to finance the manufacturing process, including the acquisition of raw materials;
•potential social compliance concerns resulting from our use of international vendors, third-party manufacturers, and licensees, over whom we have limited control;
•manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods, such as air-freight services; and
•other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States, Canada, and Mexico, as well as the 90 additional countries in which our international partners and international wholesale customers operate.
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, and/or impact our ability to deliver products to our customers. For example, in fiscal 2024 we experienced delays with respect to our shipments via ocean vessels due to attacks by a militant group at the entrance to the Red Sea region. These attacks required us to route shipments around the Cape of Good Hope at the southern tip of Africa, which has added an additional seven to ten days of transit time. If these hostilities, or hostilities in other regions of the world, continue or escalate, our business and results of operations could be materially adversely affected.
Also, the United States Treasury Department has placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for human rights violations and took other significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China, including withhold release orders issued by U.S. Customs and Border Protection, (“US CBP”). Additionally, on December 23, 2021, the Uyghur Forced Labor Prevention Act (the “UFLPA”) was signed into law, addresses the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The UFLPA took effect on June 21, 2022 and, along with US CBP withhold release orders, may in turn have an adverse effect on global supply chains, including our own supply chains for cotton and cotton-containing products, and the price of cotton in the marketplace. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain. Although we do not knowingly source any products from the XUAR and we have no known involvement with China’s Xinjiang Production and Construction Corporation (“XPCC”) or its affiliates, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found or suspected to have dealings, directly or indirectly, with XPCC or entities with which it may be affiliated. Additionally, our products have been and, in the future, could be held or delayed by the US CBP under the withhold release orders, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines, or sanctions, if products we source are associated in any way to XPCC or the XUAR, our reputation could be damaged.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2024, we purchased approximately 62% of our products from ten vendors, with three vendors representing approximately one half of the purchases made from our top ten vendors. Additionally, we estimate that approximately 60% of the fabric that is used in the manufacture of our products is sourced from China. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors become insolvent or experience financial difficulties, manufacturing capacity constraints, significant labor disputes, or restrictions imposed by foreign governments) our business, results of operations, and financial condition may be adversely affected.
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
Risk Relating to Litigation
We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to investigations.
We are subject to various claims and pending or threatened lawsuits in the course of our business, including claims that our designs infringe on the intellectual property rights of third parties. We are also affected by trends in litigation, including class action litigation brought under various laws, including product liability, consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. When appropriate, reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or decide to pay amounts in connection with any such claims or lawsuits, such amounts could exceed applicable insurance coverage, if any, or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, results of operations and financial condition. Product safety concerns may also require us to recall selected products at a substantial cost to us, which may lead to a lack of consumer trust and reputational harm to the affected brand. Product safety concerns, or the failure to manage recalls or defects, could also result in governmental fines, product liability litigation, lost sales and increased costs.
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
Cyber criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased, due in part to cyber-attacks stemming from the Russia-Ukraine conflict. Cybersecurity threat actors are increasingly targeting employees, contractors, service providers, and third-parties through various techniques that involve social engineering and/or misrepresentation. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, including as a result of emerging technologies, such as artificial intelligence and machine learning, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, while we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these issues may not be successful.
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
We are also reliant on the security practices of our third-party service providers, which may be outside of our direct control. The services provided by these third parties have been, and will likely continue to be, subject to the same risk of outages, other failures and security breaches described above. If these third parties fail to adhere to adequate security practices, or experience a breach of their systems, the data of our employees and customers may be improperly accessed, used or disclosed. In addition, our third-party providers may take actions beyond our control that could harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating, or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions in our business, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any loss or interruption to our systems or the services provided by third parties, and the other risks from cybersecurity threats described above, could adversely affect our business strategy, financial condition, or results of operations. Although the aggregate impact of cybersecurity breaches has not been material to date, we have been subject to cybersecurity and information security incidents in the past, including within the last three years and including third parties, and expect them to continue as cybersecurity threats evolve in sophistication. We cannot provide any assurances that such events will not occur and impacts therefrom will not be material in the future.

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
The implementation of our business strategy periodically involves the execution of complex initiatives, such as investments and acquisitions, which may require that we make significant estimates and assumptions about opportunities and initiatives that we may pursue. These projects could place significant demands on our accounting, financial, information technology, and other systems, and on our business overall, and could require significant investment. We are dependent on our management’s ability to oversee these projects effectively and implement them successfully. If our estimates and assumptions about a project are incorrect, or if we underestimate the resources or time we need to complete a project or fail to implement a project effectively, our business and operating results could be adversely affected.
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
Our ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, technology, operations, including distribution center and retail store, and support function staffing is key to our success. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. With the recent retirement of our Chief Executive Officer and our ongoing search for a new Chief Executive Officer, we provided retention awards to our executive officers; however, our inability to retain our existing executives or appoint a new Chief Executive Officer could disrupt our business and may adversely affect our results of operations, financial position, and cash flows.
In addition, the expense for retaining our workforce may increase in response to competition, as necessary. Our inability to retain personnel could cause us to experience business disruption due to a loss of historical knowledge and a lack of business continuity and may adversely affect our results of operations, financial position, and cash flows.
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
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned profitability objectives. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values, which could be material. For example, in fiscal 2024, we recorded a non-cash pre-tax impairment charge of $30.0 million on our OshKosh indefinite-lived tradename asset, reflecting the effect of lower forecasted sales and profitability. Additionally, in fiscal 2022, we recorded a non-cash pre-tax impairment charge of $9.0 million on our Skip Hop indefinite-lived tradename asset, reflecting the effect of increased discount rates and lower forecasted sales and profitability.
We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of the end of fiscal 2024, we had $500.0 million aggregate principal amount of debt outstanding (excluding $4.7 million of outstanding letters of credit), and $845.3 million of undrawn availability under our senior secured revolving credit facility after giving effect to $4.7 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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
During the requisite service period for compensable equity-based compensation awards that we may grant to certain employees, we recognize a deferred income tax benefit on the compensation expense we incur for these awards for all employees, subject to a limitation applicable to our named executive officers. At time of subsequent vesting, exercise, or expiration of an award, the difference between our actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in our income tax expense/benefit during the current period and can consequently raise or lower our effective tax rate for the period. Such differences are largely dependent on changes in the market price for our common stock.
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition, or results of operations.
Changes in regulatory, geopolitical, social or economic policies, treaties between the United States and other countries, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, our taxable income may be affected by new laws, rulings, initiatives, and other events, which may affect our business, results of operations, or financial condition in future periods, including:
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
Quarterly cash dividends and share repurchases under our share repurchase program have historically been part of our capital allocation strategy. Although we reinstated our share repurchase program in August 2021 and resumed payment of a quarterly dividend in the third quarter of fiscal 2021, in the first quarter of fiscal 2020 we suspended both our quarterly cash dividends and our share repurchase program due to the effects of the COVID-19 pandemic, and we are not required to declare dividends or make any share repurchases under our share repurchase program in the future. Furthermore, the Company paused share repurchases beginning in the third quarter of 2024, but future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. Decisions with respect to future dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors, including restrictions under our secured revolving credit facility, market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. A subsequent reduction or elimination of our cash dividend, or subsequent recommencement and later suspension or elimination of our share repurchase program, could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
To effectively assess, identify, and manage material risks from cybersecurity threats, the Company maintains a cyber risk management program, which is led by our Chief Information Security Officer and Vice President of Infrastructure Services and Supply Chain Systems (the “CISO”). The CISO reports to the Executive Vice President, Chief Information & Technology Officer (the “CITO”), who in turn reports to the CEO.
The Company has implemented the following processes to assess, identify, and manage material risks from cybersecurity threats:
•Annual audits, by an independent third party, of the Company’s cybersecurity framework under the National Institute for Standards and Technology (“NIST”) cybersecurity framework;
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
The Company has integrated its processes for assessing, identifying, and managing material risks from cybersecurity threats into its overall risk management framework, including through coordination with the Company’s internal leader of Enterprise Risk Management, and through quarterly reporting to the Company’s Audit Committee. Cybersecurity threats, including as a result of any previous cybersecurity incidents incurred either by us or third parties, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, except as disclosed in the risk factor titled “Our systems, and those of our third-party vendors, contain personal information and payment data of our retail store and eCommerce customers, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses” in Part I, Item 1A, “Risk Factors”.
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
Management plays an integral role in assessing and managing the Company’s material risk from cybersecurity risks. The assessment and management of those risks is led by the Company’s CISO, who has over 20 years of experience working in information technology, including over 10 years specifically focused on information security, infrastructure, and strategy, and the Company’s CIO, who has over 30 years of experience in Retail, Consumer Products, Merchandising, and IT, of which 16 years have been in leadership roles, and implemented by the CISO’s team, who are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, processes and operations. The CISO and CIO lead quarterly meetings of the Company’s Security Executive Steering Committee (the “Steering Committee”), which is composed of the Company’s CFO, General Counsel, and CIO. The Steering Committee drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management and reporting.
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
ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of December 28, 2024.
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
We also operate the following number of leased retail stores: 804 in the United States, 191 in Canada, and 62 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 3.4 years, excluding renewal options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol CRI. As of February 18, 2025, there were 178 holders of record of our common stock. The vast majority of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Open Market Share Repurchases
The following table provides information about shares repurchased during the fourth quarter of fiscal 2024:

Period	Total number of shares purchased(*)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

September 29, 2024 through October 26, 2024	—	$—	—	$598,966,271

October 27, 2024 through November 23, 2024	195	$51.64	—	$598,966,271

November 24, 2024 through December 28, 2024	—	$—	—	$598,966,271

Total	195		—
(*)All the 195 shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between October 27, 2024 and November 23, 2024.
Share Repurchase Program
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total aggregate remaining capacity under outstanding repurchase authorizations as of December 28, 2024 was $599.0 million. The share repurchase authorizations have no expiration dates.
We repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Number of shares repurchased(1)	736,423	1,446,269	3,747,187
Aggregate cost of shares repurchased (dollars in thousands)(2)	$50,526	$100,034	$299,667
Average price per share(2)	$68.61	$69.17	$79.97
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Item 8, “Financial Statements and Supplementary Data” under Note 11, Common Stock, to the consolidated financial statements.
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
Dividends
On February 21, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.80 per common share, payable on March 28, 2025 to shareholders of record at the close of business on March 10, 2025.
In each quarter of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $3.20 for fiscal 2024). In fiscal 2023 the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023). Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8, “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements.
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
For a comparison of our results for fiscal year 2023 to our results for fiscal year 2022 and other financial information related to fiscal year 2022, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2024 ended on December 28, 2024, fiscal 2023 ended on December 30, 2023, and fiscal 2022 ended on December 31, 2022. All three fiscal years contained 52 calendar weeks.
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
Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2024, our channels included 1,057 company-owned retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
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
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including restructuring costs and impairment charges related to goodwill and indefinite-lived intangible assets, which were included in our previous measure of segment profitability. This change has no impact on our consolidated operating income. Management believes this updated presentation more accurately reflects how the business is managed and provides better insight into segment performance. Prior period segment operating income for the fiscal year ended December 30, 2023 has been recast to conform to the current presentation.
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
Known or Anticipated Trends
Macroeconomic Factors and Consumer Demand
Macroeconomic factors, including persistent inflationary pressures on families with young children, elevated interest rates, increased consumer debt levels, decreased savings rates, and geopolitical unrest continue to create a complex and challenging retail environment. These macroeconomic factors have had and may continue to have a negative impact on consumer sentiment and consumer demand for our products. In part due to these macroeconomic factors, our business has experienced a shift in consumer demand from the retail channel to the mass channel. As consumers face financial pressures, U.S. Wholesale has benefited from consumers choosing the ease of one-stop shopping available through mass channel retailers. Additionally, we have observed increased promotional activity across the retail industry, which may negatively impact our financial results, including revenue and operating margins in the future.
We have taken actions to mitigate the impact of decreased consumer demand, including strengthening our product offerings through a focus on style and value, increasing our mix of opening price and premium price offerings, including through our Little Planet brand and our PurelySoft collection, optimizing our fleet of retail stores, improving our marketing effectiveness to drive traffic, including through the relaunch of our loyalty program in the second quarter of fiscal 2024, and investing in our exclusive wholesale brands, our international omnichannel capabilities, and the talent in our organization.
Additionally, in the second half of fiscal 2024, we made a strategic investment of approximately $65.0 million to strengthen the value proposition of our direct-to-consumer product offerings and drive improvements in customer acquisition, customer retention, and brand awareness. This investment included $55.0 million allocated toward pricing to enhance competitiveness in opening price point categories and to increase clearance velocity on prior season goods. This investment also included $10.0 million allocated toward brand marketing. We believe these investments, combined with enhancements to the in-store and online shopping experience, contributed to an improvement in U.S. Retail comparable sales, conversion rates (measured as the percentage of store visitors and website traffic that resulted in a purchase), transaction count, units sold, units per transaction, and new customer acquisition in the second half of fiscal 2024 compared to the first half of fiscal 2024. We expect for our strategic investments in pricing to continue through the first half of fiscal 2025.
Supply Chain
The disruption of container shipping traffic through the Red Sea affected transit times and shipping costs for product sourced from our Asia manufacturers beginning in fiscal 2024. The adverse impact of the disruptions in the region, including additional transportation fees to re-route these shipments, were approximately $6.5 million in fiscal 2024. While we do not believe we will incur any material additional transportation costs related to the Red Sea conflict in fiscal 2025, if these hostilities continue or escalate, our business and results of operations could be materially adversely affected.

Additionally, as a result of capacity shortages with some of our carriers in Asia, we incurred approximately $5.2 million in additional transportation costs in fiscal 2024, primarily attributable to surcharges on shipments and higher spot market rates associated with the use of non-contractual carriers.
Despite these additional costs, our inbound freight input costs for fiscal 2024 were favorable to those incurred in fiscal 2023 by approximately 20%. We anticipate an increase in ocean freight rates when our ocean freight contracts renew in the second quarter of fiscal 2025. This increase is largely driven by ongoing capacity shortages related to Red Sea diversions by the majority of cargo carriers whom have not resumed accessing the canal for most U.S. bound routes.
Recent Developments
Trade Policy
Recent developments in U.S. trade policy have introduced uncertainty regarding the future of global trade relations. Following the inauguration of the second Trump administration, there have been numerous announcements made and actions taken related to tariff increases and other trade restrictions regarding imports into the U.S. Given that we source all of our apparel and other products from a global network of third-party suppliers—primarily located in Asia—any new or increased tariffs, quotas, embargoes, or other trade barriers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries, could further disrupt our operations or reduce our competitiveness in international markets. We continue to monitor these changing tariffs and trade restrictions. If new tariffs or trade restrictions are imposed, we may need to adjust our pricing, increase inventory levels, or seek alternative suppliers, any of which could materially affect our revenue, gross margins, and overall financial performance.
Executive Leadership Transition
On January 3, 2025, subsequent to the fiscal year ended December 28, 2024, Michael D. Casey retired as Chief Executive Officer and Chairman of the Board of the Company. Mr. Casey’s retirement was not the result of any disagreement with the Company on matters related to operations, policies, or practices. To ensure a smooth leadership transition, Mr. Casey will continue to serve in an advisory capacity through February 28, 2025.
Effective January 5, 2025, Richard F. Westenberger, then serving as Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer, was appointed as Interim Chief Executive Officer. Mr. Westenberger will maintain his existing responsibilities in addition to serving as our interim Chief Executive Officer while the Board of Directors continues the process of identifying a permanent Chief Executive Officer.
Business Strategies and Outlook
We believe that our growth in the years ahead will be driven by our three key strategic priorities: elevating the style and value of our product offerings, improving our marketing capabilities and effectiveness, and leveraging our multichannel market presence to extend the reach of our brands.
In U.S. Retail, we expect our growth will be driven by improvement in product assortment to highlight both our value-oriented opening price product and our premium fashion assortment, investments in marketing which are intended to drive traffic, improve unaided awareness and increase new customer acquisition, and investments in store remodels that improve customer experience and retention.
In U.S. Wholesale, we continue to expect growth to be driven by our exclusive Carter’s brands. Our wholesale channel has benefited from increased traffic to mass channel retailers as consumers have sought the convenience of one-stop shopping for items such as groceries, other consumer packaged goods, and apparel.
In international markets, we expect our growth will be driven through our Canadian retail stores, new store openings in Mexico, investments in marketing to improve traffic, expansion through our wholesale partner in Brazil, and growth with other wholesale customers.
Fiscal Year 2024 Financial Highlights
Unless otherwise stated, comparisons are to fiscal 2023.
•Consolidated net sales decreased $101.5 million, or 3.4%, to $2.84 billion, driven by decreased U.S. Retail and International sales.
•Consolidated gross profit decreased $30.8 million, or 2.2%, to $1.37 billion, driven by decreased net sales. Consolidated gross margin increased 60 bps to 48.0%, driven by lower average cost per unit sold, customer mix, and decreased sales to low-margin off-price wholesale channel customers, partially offset by decreased average selling prices per unit driven by investments in pricing.
•Consolidated SG&A expenses increased $5.7 million, or 0.5%, to $1.10 billion. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 160 bps to 38.7%, due to factors that include fixed cost deleverage on decreased sales and investments in brand marketing and retail stores. We remain committed to effectively managing our variable costs while strategically investing to drive business growth. These investments include strengthening our relationship with consumers through more effective marketing, and elevating our brand experience in collaboration with our wholesale partners, and enhancing the customer experience in our retail stores.
•Consolidated operating income decreased $68.7 million, or 21.2%, to $254.7 million, and adjusted operating income, a non-GAAP financial measure, decreased $41.3 million, or 12.6%, to $286.6 million. Operating margin decreased 200 bps to 9.0%, primarily due to the factors discussed in detail below, including the recognition of a $30.0 million non-cash pre-tax impairment charge related to the OshKosh tradename in fiscal 2024.
•Consolidated net income decreased $47.0 million, or 20.2%, to $185.5 million primarily due to the factors discussed in detail below, including a $6.9 million court-approved settlement in fiscal 2023 that did not reoccur in fiscal 2024 and a non-cash partial pension settlement charge of $0.9 million, partially offset by a decrease in our income tax provision of $24.4 million, an increase in interest income of $6.3 million, and a decrease in interest expense of $2.6 million.
•Diluted net income per common share decreased $1.12, or 18.0%, to $5.12, and adjusted diluted net income per common share decreased $0.38, or 6.1%, to $5.81.
•Inventories decreased $34.8 million, or 6.5%, to $502.3 million, due to decreased days of supply and lower average unit costs.
•We have continued to invest in the optimization of our fleet of U.S. Retail stores, including through opening new stores, remodeling existing locations, and enhancing the in-store shopping experience. In fiscal 2024, we opened 41 stores and closed 29 stores in the United States. We are projecting approximately 30 new store openings and 19 store closures in fiscal 2025, with a greater number of net store openings in future years.
•As a result of our strong financial position and available liquidity, we returned $166.7 million to our shareholders, comprised of $116.2 million in cash dividends and $50.5 million in share repurchases.

RESULTS OF OPERATIONS
2024 FISCAL YEAR ENDED DECEMBER 28, 2024 COMPARED TO 2023 FISCAL YEAR ENDED DECEMBER 30, 2023
The following table summarizes our results of operations:

	Fiscal year ended
(dollars in thousands, except per share data)	December 28, 2024	December 30, 2023	$ Change	% / bps Change
Consolidated net sales	$2,844,102	$2,945,594	$(101,492)	(3.4)%
Cost of goods sold	1,478,936	1,549,659	(70,723)	(4.6)%
Gross profit	1,365,166	1,395,935	(30,769)	(2.2)%
Gross profit as % of consolidated net sales	48.0%	47.4%		60 bps
Royalty income, net	19,251	21,410	(2,159)	(10.1)%
Royalty income as % of consolidated net sales	0.7%	0.7%		0 bps
Selling, general, and administrative expenses	1,099,689	1,093,940	5,749	0.5%
SG&A expenses as % of consolidated net sales	38.7%	37.1%		160 bps
Intangible asset impairment	30,000	—	nm	nm
Operating income	254,728	323,405	(68,677)	(21.2)%
Operating income as % of consolidated net sales	9.0%	11.0%		(200) bps
Interest expense	31,331	33,973	(2,642)	(7.8)%
Interest income	(11,039)	(4,776)	(6,263)	131.1%
Other expense (income), net	3,627	(8,034)	11,661	nm
Income before income taxes	230,809	302,242	(71,433)	(23.6)%
Income tax provision	45,300	69,742	(24,442)	(35.0)%
Effective tax rate(*)	19.6%	23.1%		(350) bps
Net income	$185,509	$232,500	$(46,990)	(20.2)%

Basic net income per common share	$5.12	$6.24	$(1.12)	(18.0)%
Diluted net income per common share	$5.12	$6.24	$(1.12)	(18.0)%
Dividend declared and paid per common share	$3.20	$3.00	$0.20	6.7%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes considered not meaningful denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $101.5 million, or 3.4%, to $2.84 billion. The decrease in net sales was driven by lower traffic and demand in our U.S. Retail businesses, decreased sales of our Carter’s brand to wholesale customers, decreased sales to off-price wholesale channel customers as a result of our lower excess inventory levels, decreased demand in our International businesses, and decreased average selling prices per unit. These decreases were partially offset by increased sales of our exclusive Carter’s brands and growth from our retail stores in Mexico. Average selling prices per unit decreased by a mid-single digit percentage, driven by investments in pricing. Units sold increased by a low-single digit percentage, driven by higher volumes sold of our exclusive Carter’s brands. Changes in foreign currency exchange rates used for translation in fiscal 2024 had an unfavorable effect on our consolidated net sales of $7.4 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $30.8 million, or 2.2%, to $1.37 billion and consolidated gross margin increased 60 bps to 48.0%. The decrease in consolidated gross profit was driven by decreased net sales. The increase in consolidated gross margin was driven by lower average cost per unit sold, customer mix, and decreased sales to low-margin off-price wholesale channel customers. Average cost per unit sold decreased by a mid-single digit percentage, driven by lower ocean freight rates and product input costs, partially offset by increased freight surcharges and costs to re-route our product around the Red Sea. These factors were partially offset by a benefit in excess inventory provisions in fiscal 2023 that did not reoccur in fiscal 2024, decreased average selling prices per unit driven by investments in pricing, and an increase in the mix of U.S. Wholesale net sales. In fiscal 2025, we expect product input costs to increase by a low-single digit percentage and inbound transportation rates, including ocean freight rates, to increase by a high-single digit percentage.
Royalty Income
We have licensing agreements with domestic and international licensees that grant licensees the right to access certain trademarks in return for royalty payments or licensing fees. Royalty income decreased $2.2 million, or 10.1%, to $19.3 million, driven by decreased wholesale customer demand.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $5.7 million, or 0.5%, to $1.10 billion in fiscal 2024 and SG&A rate increased 160 bps to 38.7%. The increase in SG&A rate was driven by fixed cost deleverage on decreased sales, investments in our retail stores and brand marketing, and increased charitable donations, partially offset by decreased performance-based compensation expense, decreased organizational restructuring costs, and decreased consulting costs. Performance-based compensation expense as a percentage of net sales decreased 60 bps due to lower-than-planned financial performance in fiscal 2024.
Intangible Asset Impairment
Due to decreased actual and projected sales and profitability, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024. Based upon the results of the impairment test, we recognized a non-cash pre-tax impairment charge of $30.0 million in the fourth quarter of fiscal 2024 related to our OshKosh indefinite-lived tradename asset.
Operating Income
Consolidated operating income decreased $68.7 million, or 21.2%, to $254.7 million, and consolidated operating margin decreased 200 bps to 9.0%, due to the factors discussed above.
Interest Expense
Consolidated interest expense decreased $2.6 million, or 7.8%, to $31.3 million due to a decrease in weighted-average borrowings. Weighted-average borrowings were $500.0 million at an effective interest rate of 6.23%, compared to weighted-average borrowings for fiscal 2023 of $545.5 million at an effective interest rate of 6.22%. The decrease in weighted-average borrowings was attributable to decreased borrowings under our secured revolving credit facility.
Interest Income
Consolidated interest income increased $6.3 million to $11.0 million due to increased cash balances during the period.
Other Expense (Income), Net
Consolidated other expense (income), net increased $11.7 million to $3.6 million in fiscal 2024 due to a $6.9 million court-approved settlement in fiscal 2023 that did not reoccur in fiscal 2024, a non-cash partial pension settlement charge of $0.9 million, and unfavorable changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar and the Mexican peso.
Income Taxes
Our consolidated income tax provision decreased $24.4 million, or 35.0%, to $45.3 million, and the effective tax rate decreased 350 bps to 19.6%. The decreased effective tax rate relates to a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to fiscal 2023.
Net Income
Consolidated net income decreased $47.0 million, or 20.2%, to $185.5 million, due to the factors previously discussed.

Results by Segment - Fiscal Year 2024 compared to Fiscal Year 2023
The following table summarizes net sales by segment and segment operating income for the fiscal years ended December 28, 2024 and December 30, 2023:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	% of consolidated net sales	December 30, 2023	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,417,108	49.8%	$1,501,780	51.0%	$(84,672)	(5.6)%
U.S. Wholesale	1,021,396	35.9%	1,014,584	34.4%	6,812	0.7%
International	405,598	14.3%	429,230	14.6%	(23,632)	(5.5)%
Consolidated net sales	$2,844,102	100.0%	$2,945,594	100.0%	$(101,492)	(3.4)%

Segment operating income(1):		Segment operating margin		Segment operating margin
U.S. Retail	$132,926	9.4%	$190,642	12.7%	$(57,716)	(30.3)%
U.S. Wholesale	216,980	21.2%	198,945	19.6%	18,035	9.1%
International	38,970	9.6%	45,131	10.5%	(6,161)	(13.7)%
Total segment operating income	$388,876	13.7%	$434,718	14.8%	$(45,842)	(10.5)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	(102,326)	n/a	(106,901)	n/a	(4,575)	(4.3)%
Intangible asset impairment	(30,000)	n/a	—	n/a	n/a	n/a
Organizational restructuring(2)	(1,822)	n/a	(4,412)	n/a	n/a	n/a
Consolidated operating income	$254,728	9.0%	$323,405	11.0%	$(68,677)	(21.2)%
(1)Segment operating income for the fiscal year ended December 30, 2023 has been recast to conform to the current presentation.
(2)Relates to organizational restructuring for the fiscal year ended December 28, 2024 and organizational restructuring and related corporate office lease amendment actions for the fiscal year ended December 30, 2023. Organizational restructuring charges are reflected within Selling, general, and administrative expenses in our consolidated statement of operations.
U.S. Retail
U.S. Retail segment net sales decreased $84.7 million, or 5.6%, to $1.42 billion. The decrease in net sales was driven by lower traffic in our eCommerce channels and in our retail stores, as well as decreased average selling prices per unit. Traffic and demand decreased, in part due to ongoing macroeconomic headwinds negatively impacting families with young children including inflationary pressures, elevated interest rates, increased consumer debt levels, decreased savings rates, and geopolitical unrest. Average selling prices per unit decreased by a mid-single digit percentage due to investments in our pricing and an increased mix of clearance sales. Units sold decreased by a low-single digit percentage.
These factors were partially offset by sales contribution of our new retail stores. Additionally, U.S. Retail saw an improved trend in demand in the second half of fiscal 2024, compared to the first half of fiscal 2024, which we believe reflects the positive impact of our investments in pricing and brand marketing, as well as our enhancements to the in-store and online shopping experience. However, if these macroeconomic headwinds persist, the effects may continue to negatively impact our financial results in fiscal 2025.
Comparable net sales, including retail stores and eCommerce, decreased 6.9%, driven by the factors mentioned above. As of December 28, 2024, we operated 804 retail stores in the U.S. compared to 792 in fiscal 2023.
U.S. Retail segment operating income decreased $57.7 million, or 30.3%, to $132.9 million, due to a decrease in gross profit of $50.0 million and an increase in SG&A expenses of $6.6 million. Segment operating margin decreased 330 bps to 9.4%, primarily driven by a 340 bps increase in SG&A rate. Gross margin was comparable to fiscal 2023 due to decreased average cost per unit sold and a benefit recorded in fiscal 2024 related to prior period freight expense, which was offset by our investments in pricing in the second half of fiscal 2024. Average cost per unit sold decreased by a mid-single digit percentage, due to decreased inbound freight rates and product input costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased net sales, investments in our retail stores and brand marketing, increased retail store rents and employee compensation costs, and increased transportation costs, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales increased $6.8 million, or 0.7%, to $1.02 billion, driven by growth in our exclusive Carter’s brands and our Little Planet brand, offsetting lower seasonal demand for our Carter’s brands, decreased sales to low-margin off-price wholesale channel customers as a result of our lower excess inventory levels, and decreased average selling prices per unit. We believe we are well positioned to benefit from consumer demand trends in the mass channel as a result of our strong relationships and exclusive brands with Amazon, Target, and Walmart. Average selling prices per unit decreased by a mid-single digit percentage due to investments in our pricing, while units sold increased by a mid-single digit percentage.
U.S. Wholesale segment operating income increased $18.0 million, or 9.1%, to $217.0 million, due to an increase of gross profit of $19.2 million, partially offset by an increase in SG&A expenses of $0.6 million. Segment operating margin increased 160 bps to 21.2%, driven by a 170 bps increase in gross margin, partially offset by a 10 bps increase in SG&A rate. The increase in gross margin was due to decreased average cost per unit, partially offset by a benefit in excess inventory provisions in fiscal 2023 that did not reoccur in fiscal 2024 and decreased average selling prices per unit mentioned above. Average cost per unit sold decreased by a high-single digit percentage due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was driven by investments in brand marketing, partially offset by decreased performance-based compensation expense and transportation costs.
International
International segment net sales decreased $23.6 million, or 5.5%, to $405.6 million, driven by decreased net sales in Canada, decreased demand from our international wholesale partners in the Middle East and Europe, decreased average selling prices per unit, and a strengthening of the U.S. dollar against other foreign currencies, partially offset by growth in our retail stores in Mexico.
Demand in Canada was negatively affected by ongoing macroeconomic headwinds negatively impacting families with young children, including inflationary pressures, elevated interest rates, and higher unemployment. However, we believe that our investments in pricing and demand for colder weather outfitting contributed to an improved trend in demand in the second half of fiscal 2024 compared to the first half of fiscal 2024.
Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Mexican peso, used for translation in fiscal 2024 had an unfavorable effect on International segment net sales of $7.4 million. Average selling prices per unit decreased by a low-single digit percentage driven by our investment in pricing. Units sold decreased by a low-single digit percentage.
Canadian comparable net sales, including retail stores and eCommerce, decreased 2.7%, driven by decreased traffic in our eCommerce channel and in our retail stores, in part due to macroeconomic headwinds. As of December 28, 2024, we operated 191 retail stores in Canada, compared to 188 at the end of fiscal 2023. As of December 28, 2024, we operated 62 retail stores in Mexico, compared to 54 in fiscal 2023.
International segment operating income decreased $6.2 million, or 13.7%, to $39.0 million, driven by an increase in SG&A expenses of $5.8 million. Segment operating margin decreased 90 bps to 9.6%, driven by a 360 bps increase in SG&A rate, partially offset by a 270 bps increase in gross margin. The increase in gross margin was due to decreased average cost per unit sold, partially offset by decreased selling prices per unit. Average cost per unit sold decreased by a high-single digit percentage due to decreased ocean freight rates and product input costs. The increase in the SG&A rate was due to fixed cost deleverage on decreased sales, investments in our retail stores in Mexico, and increased retail store employee compensation costs, partially offset by decreased performance-based compensation expense.
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
Unallocated corporate expenses decreased $4.6 million, or 4.3%, to $102.3 million in fiscal 2024. Unallocated corporate expenses, as a percentage of consolidated net sales, was 3.6%, which was comparable to fiscal 2023. The decrease in consulting costs and performance-based compensation expense was offset by fixed cost deleverage on decreased sales, increased charitable donations, and increased brand management costs.
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

	Fiscal year ended
	December 28, 2024					December 30, 2023
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$254.7	9.0%	$45.3	$185.5	$5.12	$323.4	11.0%	$69.7	$232.5	$6.24
Organizational restructuring(1)	1.8		0.2	1.6	0.04	4.4		1.0	3.4	0.09
Intangible asset impairment(2)	30.0		7.2	22.8	0.63	—		—	—	—
Partial pension plan settlement(3)	—		0.2	0.7	0.02	—		—	—	—
Legal settlement(4)	—		—	—	—	—		(1.7)	(5.3)	(0.14)
As adjusted	$286.6	10.1%	$52.9	$210.7	$5.81	$327.8	11.1%	$69.1	$230.6	$6.19

(1)Related to charges for organizational restructuring in the fiscal year ended December 28, 2024 and organizational restructuring and related corporate office lease amendment actions in the fiscal year ended December 30, 2023.
(2)Related to a non-cash impairment charge on the OshKosh indefinite-lived tradename asset in the fiscal year ended December 28, 2024.
(3)Related to a non-cash partial pension settlement charge in the fiscal year ended December 28, 2024.
(4)In fiscal 2023, a pre-tax adjustment of $6.9 million ($5.3 million net of tax, or $0.14 per diluted share) was made related to a gain on a court-approved settlement in December 2023.
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

As discussed under the heading “Known or Anticipated Trends” in Part II, Item 7 of this Annual Report on Form 10-K, macroeconomic factors have had a negative impact on consumer sentiment and consumer demand for our products. Continued pressure on consumer sentiment in fiscal 2025 may have an adverse impact on financial results in fiscal 2025. We cannot predict the timing and amount of such impact.
As of December 28, 2024, we had $412.9 million of cash and cash equivalents held at major financial institutions, including $75.3 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at December 28, 2024 were $194.8 million compared to $183.8 million at December 30, 2023. The increase of $11.1 million, or 6.0%, primarily reflects the timing of wholesale customer shipments and payments.
Inventories at December 28, 2024 were $502.3 million compared to $537.1 million at December 30, 2023. The decrease of $34.8 million, or 6.5%, was due to decreased days of supply and lower average unit costs. We are currently experiencing stable inventory levels, inventory transit times, and flow of seasonal product in line with our historical experience.
Operating lease assets at December 28, 2024 were $577.1 million compared to $528.4 million at December 30, 2023. The increase of $48.7 million, or 9.2% in operating lease assets was driven by the renewal of a contract with a third-party logistics provider in California for warehousing and distribution purposes and investments in our retail store fleet.
Accounts payable at December 28, 2024 were $248.2 million compared to $242.1 million at December 30, 2023. The increase of $6.1 million, or 2.5%, is driven by the timing of payments for purchases of inventory.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $230.3 million, or 43.5%, to $298.8 million. Our cash flow provided by operating activities is driven by net income and changes in our net working capital. The decrease in operating cash flow was driven by smaller reductions in inventory balances due to the sell through of a large portion of prior season inventory in fiscal 2023 and decreased net income.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $3.7 million, or 6.2%, to $56.2 million. This decrease in net cash used in investing activities is driven by decreased capital expenditures. Capital expenditures in fiscal 2024 were primarily related to U.S. and international retail store openings and remodels and investments in our distribution facilities. We plan to invest approximately $65 million in capital expenditures in fiscal 2025, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased $157.8 million, or 47.4%, to $174.8 million. This change in cash flow used in financing activities was primarily driven by decreased common stock share repurchases and by payments on our secured revolving credit facility in fiscal 2023 that did not reoccur in fiscal 2024.
Share Repurchases
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total remaining capacity under outstanding repurchase authorizations as of December 28, 2024 was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
In fiscal 2024, we repurchased and retired 736,423 shares in open market transactions for $50.5 million, at an average price of $68.61 per share. In fiscal 2023, we repurchased and retired 1,446,269 shares in open market transactions for $100.0 million, at an average price of $69.17 per share.

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
Dividends
On February 21, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.80 per common share, payable on March 28, 2025 to shareholders of record at the close of business on March 10, 2025.
In each quarter of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $3.20 for fiscal 2024). In fiscal 2023, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023). Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8, “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of December 28, 2024, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.7 million of outstanding letters of credit. As of December 30, 2023, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of December 28, 2024 and December 30, 2023, there was $845.3 million and $845.6 million available for future borrowing, respectively. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
Our secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625% based on leverage. As of December 28, 2024, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.58%, which includes a leverage-based adjustment of 1.125%.
There were no borrowings in fiscal 2024. Weighted-average borrowings were $45.6 million for fiscal 2023.
As of December 28, 2024, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of December 28, 2024, TWCC had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our consolidated balance sheet, the $500.0 million of outstanding senior notes as of December 28, 2024 is reported net of $1.9 million of unamortized issuance-related debt costs, and the $500.0 million of outstanding senior notes as of December 30, 2023 is reported net of $2.6 million of unamortized issuance-related debt costs. TWCC may redeem all or part of the senior notes at a redemption price of 100% of the principal amount of the senior notes, plus accrued and unpaid interest.

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
Contractual Obligations and Commitments
We enter into contractual obligations and commitments in the ordinary course of business that may require future cash payments. Such obligations include: 1) debt repayments and letters of credit (as described in Item 8, “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements), 2) operating lease liabilities (as described in Item 8, “Financial Statements and Supplementary Data” under Note 5, Leases, to the consolidated financial statements) and 3) liabilities related to employee benefit plans (as described in Item 8, “Financial Statements and Supplementary Data” under Note 17, Employee Benefit Plans, to the consolidated financial statements).
In addition, we have commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less. As of December 28, 2024, our estimate for commitments to purchase inventory was between $450 million and $550 million.
We are unable to reasonably predict future reserves for income taxes, as these are contingent on the ultimate amount or timing of settlement.
Liquidity Outlook
Based on our current outlook, we believe that cash and cash equivalents on hand, cash flow generated from operations, and available borrowing capacity under our secured revolving credit facility will be adequate to meet our working capital needs and capital expenditure requirements for our longer-term strategic plans, although no assurance can be given in this regard.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. For arrangements in which the Company receives a distinct good or service, we record these reimbursements under cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements when fair value is determinable. We have included the fair value of these arrangements of $0.9 million for fiscal 2024 and $0.6 million for fiscal 2022 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. There were no amounts for cooperative advertising arrangements recorded as a component of SG&A expenses for fiscal 2023. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.
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
In fiscal 2024, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024. Based upon this assessment, there were no impairments on the value of goodwill.
As of December 28, 2024, goodwill allocated to the Canada reporting unit was $36.8 million. The most recent assessment indicated that the fair value of assets for the Canada reporting unit exceeded its carrying value by approximately 13%. Sensitivity tests on the Canada reporting unit showed that a 100 basis point increase in the discount rate or a 100 basis point decrease in the long-term revenue growth rate would not change the conclusion and would not result in an impairment charge. However, a 100 basis point decrease in the revenue growth rates would indicate an goodwill impairment charge of approximately $7 million of the Canada reporting unit. Although the Company determined that no impairment exists for the Canada reporting unit, goodwill ascribed to the Canada reporting unit could be at risk for impairment should macroeconomic factors, including declining consumer sentiment, continue to adversely affect the Company’s financial results.
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
As discussed above, the Company performed quantitative impairment assessments on the value of the Company’s indefinite-lived intangible tradename assets as of December 28, 2024. Based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand. Sensitivity tests on the OshKosh indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate, a 500 basis point decrease in the revenue growth rate, or a 50 basis point decrease in the royalty rate would result in further impairment charges of approximately $5 million, $10 million, and $20 million, respectively.
Impairment of Other Long-Lived Assets
We review other long-lived assets, including right of use (“ROU”) lease assets, property, plant, and equipment, definite-lived tradename assets, and customer relationship assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. To determine whether there has been a permanent impairment on such assets, a recoverability test is performed by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. If the undiscounted cash flows are less than the related carrying value of the other long-lived asset, they are written down to their fair value. The process of estimating the fair value requires us to make assumptions and to apply judgment including forecasting revenue growth and profitability, utilizing external market participant assumptions, including estimated market rents, and selecting the appropriate discount rate. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell.
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
Based on our results for fiscal 2024, a hypothetical 1% increase in our effective tax rate would have resulted in an increase in our income tax expense of $2.3 million.

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
The most significant assumption used to determine the Company’s projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8, “Financial Statements and Supplementary Data” under Note 17, Employee Benefit Plans, to the consolidated financial statements.
Stock-Based Compensation Arrangements
We recognize the cost resulting from all stock-based compensation arrangements in the financial statements at grant date fair value. The fair value of stock awards (other than market-based restricted stock awards) is determined based on the quoted closing price of our common stock on the date of grant. Our market-based awards are subject to vesting conditions based on the performance of the Company’s total shareholder return (“TSR”) relative to the TSR of a select group of peer companies over the three-year period. The fair value of market-based restricted stock awards is determined based on a Monte-Carlo simulation valuation model, which requires the use of subjective assumptions including the expected volatility of our stock price, the expected volatility of the peer group’s stock prices, the correlation of our stock price and those of the peer group, the risk-free interest rate, and the expected dividend yield. The fair value of stock options is determined based on the Black-Scholes option pricing model, which requires the use of subjective assumptions. There have been no issuances of stock options since 2018, and there are no unrecognized compensation costs remaining on outstanding stock options.
Subjective assumptions also include a forfeiture rate assumption for all restricted stock awards and an estimate for the probability that the performance criteria will be achieved for performance-based restricted stock awards. We estimate forfeitures of restricted stock awards based on historical experience and expected future activity. We account for performance-based awards over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved. We reassess the probability of vesting at each reporting period for awards with performance criteria and adjust stock-based compensation expense based on the probability assessments.
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
The financial statements of our foreign subsidiaries that are denominated in functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss).
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in fiscal 2024 had a $7.4 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of December 28, 2024, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter’s, Inc. and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - U.S. Wholesale
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s U.S. wholesale revenue was $1.02 billion for the year ended December 28, 2024. The Company relies on shipping terms to determine when performance obligations are satisfied. The Company recognizes the revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale and retail customers, including discounts.
The principal consideration for our determination that performing procedures relating to U.S. wholesale revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s U.S. wholesale revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. wholesale revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) testing U.S. wholesale revenue transactions by evaluating the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing, on a sample basis, sales incentive transactions by obtaining and inspecting source documents, including support for the nature of the incentive, amount, and agreement with the customer; and (iii) testing, on a sample basis, outstanding customer invoice balances as of December 28, 2024 by obtaining and inspecting source documents, such as invoices, proof of shipment or delivery, and subsequent payment receipts.
Indefinite-Lived Intangible Asset Impairment Assessment - OshKosh Tradename
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradename balance was $266.2 million as of December 28, 2024, of which $40.0 million related to the OshKosh tradename. The carrying values of indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting the business. As disclosed by management, a tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. The process of estimating the fair value of a tradename incorporates the relief-from-royalty valuation method, which requires management to make assumptions and to apply judgment, including forecasting revenue growth and profitability and selecting the appropriate terminal growth rate, discount rate, and royalty rate. Based on the indefinite-lived tradename asset impairment assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on the Oshkosh tradename.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment of the OshKosh tradename is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the OshKosh tradename; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, terminal growth rate, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite- lived tradename impairment assessment, including controls over the valuation of the OshKosh tradename. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the OshKosh tradename; (ii) evaluating the appropriateness of the relief-from-royalty valuation method; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty valuation method; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth, terminal growth rate, discount rate, and royalty rate. Evaluating management’s assumption related to revenue growth involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the OshKosh brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty valuation method and (ii) the reasonableness of the terminal growth rate, discount rate, and royalty rate assumptions.
Goodwill Impairment Assessment – Canada Reporting Unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $206.9 million as of December 28, 2024, and as disclosed by management, the goodwill allocated to the Canada reporting unit was $36.8 million. The carrying values of goodwill are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may be triggered by any significant events or changes in circumstances affecting the business. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill. Management uses qualitative and quantitative methods to assess for impairment, including the use of discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”). The Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples and an implied control premium.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Canada reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Canada reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth and profitability, terminal growth rate, discount rate, market multiples, and implied control premium; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Canada reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Canada reporting unit; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth and profitability, terminal growth rate, discount rate, market multiples, and implied control premium. Evaluating management’s assumptions related to revenue growth and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Canada reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the terminal growth rate, discount rate, market multiples, and implied control premium assumptions.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2025
We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$412,926	$351,213
Accounts receivable, net of allowance for credit losses of $5,663 and $4,754, respectively	194,834	183,774
Finished goods inventories	502,332	537,125
Prepaid expenses and other current assets	32,580	29,131
Total current assets	1,142,672	1,101,243
Property, plant, and equipment, net	180,956	183,111
Operating lease assets	577,133	528,407
Tradenames, net	268,008	298,186
Goodwill	206,875	210,537
Customer relationships, net	23,543	27,238
Other assets	33,980	29,891
Total assets	$2,433,167	$2,378,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,200	$242,149
Current operating lease liabilities	130,564	135,369
Other current liabilities	130,052	134,344
Total current liabilities	508,816	511,862
Long-term debt, net	498,127	497,354
Deferred income taxes	38,210	41,470
Long-term operating lease liabilities	501,503	448,810
Other long-term liabilities	31,949	33,867
Total liabilities	$1,578,605	$1,533,363

Commitments and contingencies - Note 19

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,041,995 and 36,551,221 shares issued and outstanding, respectively	360	366
Additional paid-in capital	3,856	—
Accumulated other comprehensive loss	(43,678)	(23,915)
Retained earnings	894,024	868,799
Total shareholders’ equity	854,562	845,250
Total liabilities and shareholders’ equity	$2,433,167	$2,378,613

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$2,844,102	$2,945,594	$3,212,733
Cost of goods sold	1,478,936	1,549,659	1,740,375
Gross profit	1,365,166	1,395,935	1,472,358
Royalty income, net	19,251	21,410	25,820
Selling, general, and administrative expenses	1,099,689	1,093,940	1,110,007
Intangible asset impairment	30,000	—	9,000
Operating income	254,728	323,405	379,171
Interest expense	31,331	33,973	42,781
Interest income	(11,039)	(4,776)	(1,261)
Other expense (income), net	3,627	(8,034)	975
Loss on extinguishment of debt	—	—	19,940
Income before income taxes	230,809	302,242	316,736
Income tax provision	45,300	69,742	66,698
Net income	$185,509	$232,500	$250,038

Basic net income per common share	$5.12	$6.24	$6.34
Diluted net income per common share	$5.12	$6.24	$6.34
Dividend declared and paid per common share	$3.20	$3.00	$3.00
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$185,509	$232,500	$250,038
Other comprehensive income:
Partial pension settlement charge, net of tax of $(224) for fiscal 2024	725	—	—
Unrealized gain on OshKosh defined benefit plan, net of tax of $(396), $(50), and $(540) for the fiscal years 2024, 2023, and 2022, respectively	1,275	160	1,739
Unrealized (loss) gain on Carter’s post-retirement benefit obligation, net of tax of $80, $100, and $(100) for fiscal years 2024, 2023, and 2022, respectively	(274)	(330)	344
Foreign currency translation adjustments	(21,489)	10,593	(7,524)
Total other comprehensive (loss) income	(19,763)	10,423	(5,441)
Comprehensive income	$165,746	$242,923	$244,597
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$185,509	$232,500	$250,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	54,233	60,407	61,543
Amortization of intangible assets	3,693	3,732	3,733
(Recoveries of) provisions for excess and obsolete inventory, net	(348)	(10,439)	5,039
Intangible asset impairment	30,000	—	9,000
Gain on partial termination of corporate lease	—	(4,366)	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	865	3,078	372
Amortization of debt issuance costs	1,630	1,586	1,950
Stock-based compensation expense	17,841	19,463	21,879
Unrealized foreign currency exchange loss (gain), net	380	(207)	(78)
Provisions for doubtful accounts receivable from customers	1,086	471	75
Loss on extinguishment of debt	—	—	19,940
Unrealized (gain) loss on investments	(2,214)	(2,237)	2,475
Partial pension plan settlement	949	—	—
Deferred income tax benefit	(6,422)	(600)	(740)
Other	—	—	919
Effect of changes in operating assets and liabilities:
Accounts receivable	(13,743)	15,453	32,683
Finished goods inventories	26,131	222,920	(106,763)
Prepaid expenses and other assets	(2,962)	4,317	14,897
Accounts payable and other liabilities	2,159	(16,946)	(228,601)
Net cash provided by operating activities	$298,787	$529,132	$88,361

Cash flows from investing activities:
Capital expenditures	$(56,165)	$(59,860)	$(40,364)
Net cash used in investing activities	$(56,165)	$(59,860)	$(40,364)

Cash flows from financing activities:
Payment of senior notes due 2025	$—	$—	$(500,000)
Premiums paid to extinguish debt	—	—	(15,678)
Payments of debt issuance costs	—	—	(2,420)
Borrowings under secured revolving credit facility	—	70,000	240,000
Payments on secured revolving credit facility	—	(190,000)	(120,000)
Repurchases of common stock	(50,526)	(100,034)	(299,667)
Dividends paid	(116,178)	(112,005)	(118,113)
Withholdings from vesting of restricted stock	(7,579)	(5,024)	(6,930)
Proceeds from exercise of stock options	367	4,418	4,457
Other	(900)	—	(919)
Net cash used in financing activities	$(174,816)	$(332,645)	$(819,270)

Net effect of exchange rate changes on cash and cash equivalents	(6,093)	2,838	(1,273)
Net increase (decrease) in cash and cash equivalents	$61,713	$139,465	$(772,546)
Cash and cash equivalents, beginning of fiscal year	351,213	211,748	984,294
Cash and cash equivalents, end of fiscal year	$412,926	$351,213	$211,748
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	76,550	—	4,457	—	—	4,457
Withholdings from vesting of restricted stock	(74,307)	—	(6,930)	—	—	(6,930)
Restricted stock activity	288,206	3	(3)	—	—	—
Stock-based compensation expense	—	—	21,879	—	—	21,879
Repurchases of common stock	(3,747,187)	(37)	(19,403)	—	(280,227)	(299,667)
Cash dividends declared and paid of $3.00 per common share	—	—	—	—	(118,113)	(118,113)
Comprehensive income	—	—	—	(5,441)	250,038	244,597
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	64,700	1	4,417	—	—	4,418
Withholdings from vesting of restricted stock	(64,952)	(1)	(4,652)	—	(371)	(5,024)
Restricted stock activity	305,610	3	(3)	—	—	—
Stock-based compensation expense	—	—	19,463	—	—	19,463
Repurchases of common stock	(1,446,269)	(14)	(18,325)	—	(81,695)	(100,034)
Cash dividends declared and paid of $3.00 per common share	—	—	—	—	(112,005)	(112,005)
Comprehensive income	—	—	—	10,423	232,500	242,923
Other	—	—	(900)	—	—	(900)
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(94,143)	(1)	(5,735)	—	(1,843)	(7,579)
Restricted stock activity	316,932	3	(3)	—	—	—
Stock-based compensation expense	—	—	17,841	—	—	17,841
Repurchases of common stock	(736,423)	(8)	(8,255)	—	(42,263)	(50,526)
Cash dividends declared and paid of $3.20 per common share	—	—	—	—	(116,178)	(116,178)
Comprehensive income	—	—	—	(19,763)	185,509	165,746
Other	—	—	(359)	—	—	(359)
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear and related products under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for sale in the Company’s retail stores and on its eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2024 ended on December 28, 2024, fiscal 2023 ended on December 30, 2023, and fiscal 2022 ended on December 31, 2022. All three fiscal years contained 52 calendar weeks.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Cash Deposits Risk
As of December 28, 2024, the Company had $412.9 million of cash and cash equivalents in major financial institutions, including $75.3 million in financial institutions located outside of the U.S. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2024, our two largest wholesale customers accounted for 10.9% and 10.1% ,respectively, of the Company’s consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales in fiscal 2024. In fiscal 2023, our largest wholesale customer accounted for 10.4% of the Company’s consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales in fiscal 2023. In fiscal 2022, no customer accounted for 10% or more of the Company’s consolidated net sales.
At December 28, 2024, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 64% of total gross trade receivables outstanding. At December 30, 2023, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 56% of total gross trade receivables outstanding.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Discount rate - As the rate implicit in the majority of the Company’s leases is not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In fiscal 2024, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024. Based upon this assessment, there were no impairments to the value of goodwill.
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
As discussed above, the Company performed quantitative impairment assessments on the value of the Company’s indefinite-lived intangible tradename assets as of December 28, 2024. Based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand.
Impairment of Other Long-Lived Assets
The Company reviews other long-lived assets, including ROU lease assets, property, plant, and equipment, definite-lived tradename assets, and customer relationship assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. To determine whether there has been a permanent impairment on such assets, a recoverability test is performed by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. If the undiscounted cash flows are less than the related carrying value of the other long-lived asset, they are written down to their fair value. The process of estimating the fair value requires us to make assumptions and to apply judgment including forecasting revenue growth and profitability, utilizing external market participant assumptions, including estimated market rents, and selecting the appropriate discount rate. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell.

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
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods). Revenue transactions associated with the sale of products to customers through wholesale and international channels and to retail customers that are not members of the Carter’s Rewards loyalty program comprise of a single performance obligation. Revenue transactions associated with the sale of products to retail customers that are members of the Carter’s Rewards loyalty program comprise of two performance obligations: the transfer of control of the goods to the customer and the option for members to earn loyalty points that accumulate towards earning reward certificates. Other than inbound and outbound freight and shipping arrangements, the Company does not use third parties to satisfy its performance obligations in revenue arrangements with customers.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Loyalty Program - U.S. retail customers can earn loyalty points that accumulate towards earning reward certificates that are redeemable for a specified amount off of future purchases. Loyalty points expire six months from the day they were earned, and reward certificates expire 45 days after issuance. Points and reward certificates earned by retail customers under Carter’s Rewards, the Company’s loyalty program, represent a separate performance obligation. For transactions where a customer earns loyalty points, the Company allocates revenue between the goods sold and the loyalty points expected to be earned towards a reward certificate based upon the relative standalone selling price. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets and then recognized as revenue upon redemption of the reward certificate. Loyalty program breakage is recognized as revenue based on the customer redemption pattern.
Gift Cards - Customer purchases of gift cards are not recognized as revenue until the gift card is redeemed. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets. Gifts cards do not have an expiration date however, gift card breakage is recognized as revenue based upon the historical customer redemption pattern.
Credit Card Revenues - The Company’s private label credit card is issued to customers for use exclusively at the Company’s U.S. stores and U.S. eCommerce sites. Credit is extended to such customers by a third-party financial institution without recourse to the Company. The Company’s performance obligations under the private label credit card agreement include providing program marketing and intellectual property to the third-party financial institution in support of the private label credit card program, as well as operating a loyalty program. The upfront bonus paid to the Company is recognized as revenue on a straight-line basis over the term of the agreement. Usage-based royalties are primarily recognized as revenue in the period of usage and an amount is recognized on a point-in-time basis as redemptions under the loyalty program occur. Revenue associated with the establishment of new credit accounts is recognized in the period the activity occurred. Revenues related to the Company’s private label credit card program are recorded as Net sales on the Company’s consolidated statement of operations.
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
Returns and Refunds
The Company establishes return provisions for retail customers in the period the sales occur. Return provisions are calculated based on historical return data and are recorded within Other current liabilities on the Company’s consolidated balance sheets. Except in very limited instances, the Company does not allow its wholesale customers to return goods to the Company.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied. The Company recognizes the revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. For most retail transactions in stores, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods. For retail transactions made through the Company’s eCommerce channel, revenue is recognized when the goods are physically delivered to the customer. The Company recognizes revenue from omni-channel sales, including buy-online and pick-up in-store, buy-online, ship-to-store, and buy-online, deliver-from-store, when the product has been picked up by the customer at the store or when the product is physically delivered to the customer.
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
Standalone Selling Prices - For arrangements that contain multiple performance obligations, including sales through our Carter’s Rewards loyalty program, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. The Company records these reimbursements under cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of $0.9 million and $0.6 million for fiscal 2024 and fiscal 2022 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. There were no amounts for cooperative advertising arrangements recorded as a component of SG&A expenses for fiscal 2023. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.

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
Retail store occupancy costs, distribution expenses, and generally all expenses other than interest and income taxes are included in SG&A expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $176.9 million, $183.4 million, and $216.2 million for fiscal years 2024, 2023, and 2022, respectively.
Gross Profit
Gross profit is calculated as consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
Income from Royalties and License Fees
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Little Planet brands to various license partners in order to expand our product offerings into footwear, outerwear, accessories (such as hair accessories and jewelry), toys, home décor, cribs and baby furniture, and bedding. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income on the Company’s consolidated statements of operations.
Advertising Expenses
Advertising production costs and costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Certain other advertising costs where it is uncertain when the expected benefits would occur are expensed in the period incurred. Advertising expenses were $84.1 million, $74.1 million, and $96.0 million for fiscal years 2024, 2023, and 2022, respectively, and are included in SG&A expenses on the Company’s consolidated statement of operations. Deferred advertising costs for advertisements that have not yet occurred or for advertising services that have not yet been received were $2.1 million and $1.2 million at December 28, 2024 and December 30, 2023, respectively, and are included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Market-Based Restricted Stock Awards
The Company accounts for its market-based restricted stock awards, which are tied to the Company’s relative total shareholder return (“TSR”), using a grant-date fair value determined through a Monte Carlo simulation model. This valuation method considers the potential range of TSR outcomes relative to a defined peer group over the performance period and uses subjective assumptions, including the expected volatility of the Company’s stock price for the period, risk-free interest rate, and expected dividend yield. The resulting fair value of the award is fixed at the grant date and is not subsequently adjusted for changes in the Company’s TSR or the likelihood of achieving the market condition. Stock-based compensation expense is recognized on a straight-line basis over the vesting term of the awards, net of estimated forfeitures, regardless of whether the market condition is ultimately achieved.
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
Supplemental Cash Flow Information
Interest paid in cash was $29.5 million, $32.3 million, and $41.2 million for fiscal years 2024, 2023, and 2022, respectively. Income taxes paid in cash was $51.3 million, $76.5 million, and $64.0 million for fiscal years 2024, 2023, and 2022, respectively.
Additions to property, plant and equipment of $3.4 million, $1.6 million, and $10.1 million were excluded from capital expenditures on the Company’s consolidated statements of cash flows for fiscal years 2024, 2023, and 2022, respectively, as these amounts were accrued and unpaid at the end of each respective fiscal year.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.
Open Market Repurchases of Common Stock
Shares of the Company’s common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2024, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
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
During the second quarter of fiscal 2024, the Company announced the offering of a single-sum payment option to certain participants in the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”), which commenced on June 1, 2024 and closed on July 15, 2024. In the third quarter of fiscal 2024, the pension plan paid $6.9 million from pension plan assets to electing participants, thereby reducing its pension benefit obligations. The transaction had no cash impact on the Company but did result in a non-cash pre-tax partial pension settlement charge of $0.9 million, which is included in Other expense (income), net on the Company’s consolidated statement of operations.
Additionally, the Board of Directors authorized the termination of the pension plan, with an effective date of November 30, 2024. The Company may be required to make a contribution to fully fund the plan for termination prior to the purchase of a group annuity contract to transfer its remaining liabilities under the pension plan. The contribution amount will depend upon the nature and timing of participant settlements and prevailing market conditions. The Company expects to recognize a non-cash charge upon settlement of the pension plan’s obligations in the second half of fiscal 2025. The Company has the right to change the effective date of the termination date or revoke the decision to terminate, but it has no current intent to do so.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Adopted in Fiscal 2024
Segment Reporting - Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. This new guidance is designed to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses in an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company adopted ASU 2023-07 in fiscal 2024. The effect of the adoption of ASU 2023-07 was not material to the Company’s consolidated financial statements.
Supplier Finance Programs (ASU 2022-04)
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This new guidance is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of the rollforward of annual activity, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the annual disclosure requirements, except for the rollforward of annual activity, in fiscal 2023. The Company adopted the rollforward of annual activity requirement in fiscal 2024. The effect of the adoption of ASU 2022-04 was not material to the Company’s consolidated financial statements.
To Be Adopted After Fiscal 2024
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
Disaggregation of Income Statement Expenses (ASU 2024-03)
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is intended to increase transparency and comparability of financial statements by requiring disclosure of significant expense components for certain expenses on the face of the consolidated statement of operations. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this standard will on its consolidated financial statements but does not expect the effect of the adoption of ASU 2024-03 to be material.
NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal years presented were as follows:

	Fiscal year ended December 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,417,108	$—	$268,409	$1,685,517
Wholesale channel	—	1,021,396	137,189	1,158,585
	$1,417,108	$1,021,396	$405,598	$2,844,102

Royalty income, net	$5,365	$11,072	$2,814	$19,251

	Fiscal year ended December 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,501,780	$—	$268,596	$1,770,376
Wholesale channel	—	1,014,584	160,634	1,175,218
	$1,501,780	$1,014,584	$429,230	$2,945,594

Royalty income, net	$6,549	$11,660	$3,201	$21,410

	Fiscal year ended December 31, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,680,159	$—	$279,903	$1,960,062
Wholesale channel	—	1,080,471	172,200	1,252,671
	$1,680,159	$1,080,471	$452,103	$3,212,733

Royalty income, net	$8,815	$12,915	$4,090	$25,820
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	December 28, 2024	December 30, 2023
Trade receivables from wholesale customers, net	$187,715	$172,106
Royalties receivable, net	3,728	4,753
Other receivables(1)	13,444	20,032
Total receivables	$204,887	$196,891
Less: Wholesale accounts receivable reserves(2)(3)	(10,053)	(13,117)
Accounts receivable, net	$194,834	$183,774
(1)Includes tax, payroll, gift card and other receivables. The balance for the fiscal period ended December 30, 2023 includes a receivable for a $6.9 million court approved settlement in December 2023 related to payment card interchange fees. This payment was received in the first quarter of fiscal 2024.
(2)Includes allowance for chargebacks of $4.4 million and $8.4 million for the periods ended December 28, 2024 and December 30, 2023, respectively.
(3)Includes allowance for credit losses of $5.7 million and $4.8 million for the periods ended December 28, 2024 and December 30, 2023, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding Wholesale accounts receivable reserves is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at January 1, 2022	$18,695
Additional provisions	9,280
Charges to reserve	(11,527)
Balance at December 31, 2022	$16,448
Additional provisions	5,220
Charges to reserve	(8,551)
Balance at December 30, 2023	$13,117
Additional provisions	2,836
Charges to reserve	(5,900)
Balance at December 28, 2024	$10,053
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	December 28, 2024	December 30, 2023
Contract liabilities - current:
Unredeemed gift cards	$25,043	$25,162
Unredeemed customer loyalty rewards	2,552	3,355
Carter’s credit card - upfront bonus(1)	714	714
Total contract liabilities - current(2)	$28,309	$29,231

Contract liabilities - non-current(3)	$—	$714
Total contract liabilities	$28,309	$29,945
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
Composition of Contract Liabilities
Unredeemed gift cards - the Company is obligated to transfer goods in the future to customers who have purchased gift cards. Periodic changes in the gift card contract liability result from the purchase of gift cards, the redemption of gift cards by customers and the recognition of estimated breakage revenue for those gift card balances that are not expected to be redeemed. Although gift cards do not have an expiration date, the Company classifies all outstanding gift card balances as current liabilities, as they are redeemable on demand by the valid card holder. The majority of the Company’s gift cards are redeemed within one year of issuance. During fiscal 2024 and fiscal 2023, the Company recognized revenue of $10.5 million and $9.4 million related to the gift card liability balance that existed at December 30, 2023 and December 31, 2022, respectively.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 28, 2024	December 30, 2023
Land, building, and leasehold improvements	$375,173	$357,029
Fixtures, equipment, and computer hardware	301,732	302,747
Computer software(*)	98,563	129,685
Construction in progress	8,158	9,557
	783,626	799,018
Accumulated depreciation and amortization	(602,670)	(615,907)
Total	$180,956	$183,111
(*)Decrease related to the derecognition of fully depreciated computer software assets that were no longer in service.
Depreciation and amortization expense related to property, plant, and equipment was $54.2 million, $60.4 million, and $61.5 million for fiscal years 2024, 2023, and 2022, respectively.
NOTE 5 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company’s leases generally have initial terms ranging from 3 years to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of the periods presented, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statement of cash flows.
The following components of lease expense are included in Selling, general, and administrative expenses on the Company’s consolidated statements of operations for the fiscal periods indicated:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost	$177,034	$171,072	$160,210
Variable lease cost(*)	57,992	56,089	66,400
Net lease cost	$235,026	$227,161	$226,610
(*)Includes short-term leases, which are not material, and any operating lease impairment charges.
Supplemental balance sheet information related to leases was as follows:

	December 28, 2024	December 30, 2023
Weighted average remaining operating lease term (years)	5.9	5.8
Weighted average discount rate for operating leases	5.0%	4.63%
Cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2024 and fiscal 2023 was $175.0 million and $177.8 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in fiscal 2024 and fiscal 2023 were $196.3 million and $184.6 million, respectively. Operating lease assets obtained primarily consist of new or modified leases.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 28, 2024, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2025	$151,728
2026	146,911
2027	115,942
2028	93,103
2029	69,325
After 2029	167,329
Total lease payments	$744,338
Less: Interest	(112,271)
Present value of lease liabilities(*)	$632,067
(*)As the rate implicit in the majority of the Company’s leases is not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date, including the lease term and currency, to determine the present value of lease payments.
As of December 28, 2024, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $24.7 million. These operating leases will commence in fiscal year 2025 and fiscal year 2026 with lease terms of 7 years to 10 years.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 31, 2022(*)	$83,934	$74,454	$50,945	$209,333
Foreign currency impact	—	—	1,204	1,204
Balance at December 30, 2023	$83,934	$74,454	$52,149	$210,537
Foreign currency impact	—	—	(3,662)	(3,662)
Balance at December 28, 2024	$83,934	$74,454	$48,487	$206,875
(*)Goodwill attributable to the International segment is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		December 28, 2024			December 30, 2023
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	40,000	—	40,000	70,000	—	70,000
Skip Hop tradename	Indefinite	6,000	—	6,000	6,000	—	6,000
Finite-life tradenames(2)	5 - 20 years	3,911	2,136	1,775	3,911	1,958	1,953
Total tradenames, net		$270,144	$2,136	$268,008	$300,144	$1,958	$298,186

Skip Hop customer relationships	15 years	$47,300	$24,540	$22,760	$47,300	$21,363	$25,937
Carter’s Mexico customer relationships	10 years	3,145	2,362	783	3,324	2,023	1,301
Total customer relationships, net		$50,445	$26,902	$23,543	$50,624	$23,386	$27,238
(1)A non-cash pre-tax impairment charge of $30.0 million on the OshKosh indefinite-lived tradename asset was recorded during fiscal 2024.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In fiscal 2024, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024.
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
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand.
In fiscal 2022, a non-cash pre-tax impairment charge of $9.0 million was recorded during the fourth quarter of fiscal 2022 on our indefinite-lived Skip Hop tradename asset to write-down the carrying value to $6.0 million. This impairment charge was due to increased discount rates, decreased actual and projected sales and profitability, and the announcement of the substantial doubt of a Skip Hop wholesale customer’s ability to continue to operate as a going concern.
Changes in the carrying values between comparative periods for goodwill related to the International segment were due to fluctuations in the foreign currency exchange rates primarily between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company’s consolidated financial statements. The changes in the carrying value of customer relationships for Carter’s Mexico, including the related accumulated amortization, that were not attributable to amortization expense was also impacted by foreign currency exchange rate fluctuations.
Amortization expense for intangible assets subject to amortization was $3.7 million for each of fiscal years 2024, 2023, and 2022. Amortization expense is included in SG&A expenses on the Company’s consolidated statements of operations.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2025	$3,657
2026	$3,657
2027	$3,531
2028	$3,354
2029	$3,354
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at the end of any comparable period, were as follows:

(dollars in thousands)	December 28, 2024	December 30, 2023
Prepaid information technology-related contracts(*)	14,953	11,504
Prepaid income taxes	4,398	2,563
Other	13,229	15,064
Prepaid expenses and other current assets	$32,580	$29,131
(*)Primarily related to cloud computing arrangements and software maintenance contracts.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	December 28, 2024	December 30, 2023
Unredeemed gift cards	$25,043	$25,162
Accrued employee benefits	20,824	17,928
Accrued taxes	14,455	12,909
Income taxes payable	13,820	12,697
Accrued salaries and wages	12,345	12,458
Accrued bonuses and incentive compensation(*)	2,757	20,817
Other	40,808	32,373
Other current liabilities	$130,052	$134,344
(*)Decrease primarily related to lower than forecasted financial performance in fiscal 2024.
NOTE 9 – SUPPLY CHAIN FINANCE PROGRAM
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of December 28, 2024, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated balance sheets. As of December 28, 2024 and December 30, 2023, amounts under the SCF program included in Accounts payable were $19.0 million and $14.8 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
The rollforward of the Company’s liability related to amounts payable to the participating financial institution, including new additions, settlements and the ending balance is as follows:

(dollars in thousands)	Amounts payable under SCF program
Outstanding, December 30, 2023	$14,792
Invoices confirmed during the year	148,343
Confirmed invoices paid during the year	(144,092)
Outstanding, December 28, 2024	$19,043
NOTE 10 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	December 28, 2024	December 30, 2023
$500 million, 5.625% Senior Notes due 2027	$500,000	$500,000
Less: unamortized debt issuance-related costs	(1,873)	(2,646)
Senior notes, net	$498,127	$497,354
Secured revolving credit facility	—	—
Total long-term debt, net	$498,127	$497,354
Secured Revolving Credit Facility
As of December 28, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.7 million of outstanding letters of credit. As of December 30, 2023, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of December 28, 2024 and December 30, 2023, there was $845.3 million and $845.6 million available for future borrowing, respectively. All outstanding

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets due to contractual repayment terms under the credit facility.
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
The Company’s secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of December 28, 2024, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.58%, which includes a leverage-based adjustment of 1.125%.
As of December 28, 2024, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
2022 Redemption of Senior Notes due 2025
On April 4, 2022, the Company, through its wholly-owned subsidiary, TWCC redeemed $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025. Pursuant to the optional redemption provisions described in the indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an applicable premium as defined in the indenture. This debt redemption resulted in a loss on extinguishment of debt of $19.9 million, primarily consisting of $15.7 million of the applicable premium and $4.3 million related to the write-off of unamortized debt issuance costs.
Senior Notes due 2027
On March 14, 2019, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. TWCC may redeem all or part of the senior notes at a redemption price of 100% of the principal amount of the senior notes, plus accrued and unpaid interest.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Number of shares repurchased(1)	736,423	1,446,269	3,747,187
Aggregate cost of shares repurchased (dollars in thousands)(2)	$50,526	$100,034	$299,667
Average price per share(2)	$68.61	$69.17	$79.97
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of $301.9 million remaining under previous authorizations. The total remaining capacity under outstanding repurchase authorizations as of December 28, 2024 was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
On February 21, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.80 per common share, payable on March 28, 2025 to shareholders of record at the close of business on March 10, 2025.
In each quarter of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $3.20 for fiscal 2024). In fiscal 2023 the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023). Additionally, in each quarter of fiscal 2022, the Board of Directors declared and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2022).
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
NOTE 12 – STOCK-BASED COMPENSATION
Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock (including time-based awards, performance-based awards, and market-based awards), unrestricted stock, stock deliverable on a deferred basis (including restricted stock units).
As of December 28, 2024, the maximum number of shares of stock available under the Plan was 18,778,392, and there were 1,805,675 remaining shares available for grant under the Plan. The Plan makes a provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company’s Board of Directors, executive officers and other key employees.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded stock-based compensation cost as follows:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Stock options	$—	$—	$189
Restricted stock:
Time-based awards	16,388	17,243	17,893
Performance-based awards(*)	(935)	670	2,091
Market-based awards	788	—	—
Stock awards	1,600	1,550	1,706
Total	$17,841	$19,463	$21,879
(*)Decrease in fiscal 2024 and fiscal 2023 relates to the downward revision of estimates for the achievement of performance targets related to certain performance-based grants. During fiscal 2024, the revision of performance target estimates resulted in a reversal of previously recognized stock-based compensation expense for outstanding performance-based awards.
As of December 28, 2024, and December 30, 2023, there was no unrecognized compensation costs remaining related to stock options.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises. There were no stock options granted in fiscal 2024, 2023, and 2022.
Changes in the Company’s stock options for the fiscal year ended December 28, 2024 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 30, 2023	446,831	$96.20

Granted(*)	—	$—
Exercised	(4,408)	$83.32
Forfeited	—	$—
Expired	(53,397)	$95.26
Outstanding, December 28, 2024	389,026	$96.47	1.96	$—

Vested and expected to vest, December 28, 2024	389,026	$96.47	1.96	$—
Exercisable, December 28, 2024	389,026	$96.47	1.96	$—
(*)The Company did not grant any stock options in fiscal 2024.
The intrinsic value of stock options exercised during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 was $0.1 million, $0.3 million, and $1.4 million, respectively.
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) 2) a combination of continued service and performance targets (performance-based) or 3) a combination of continued service and the Company’s relative total shareholder return (market-based).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 28, 2024:

	Restricted stock awards	Weighted-average grant date fair value per award
Outstanding, December 30, 2023	755,289	$84.63
Granted	372,933	$80.32
Vested	(254,244)	$89.57
Forfeited	(51,327)	$82.04
Outstanding, December 28, 2024	822,651	$81.31
During fiscal 2023, a total of 184,803 shares of restricted stock vested with a weighted-average fair value of $91.84 per share. During fiscal 2022, a total of 205,120 shares of restricted stock vested with a weighted-average fair value of $95.54 per share.
At December 28, 2024, there was $30.8 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Time-based Restricted Stock Awards

Fiscal year	Number of awards granted	Weighted-average grant date fair value per award
2022	230,625	$90.06
2023	272,509	$73.80
2024	266,539	$77.00
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2024, 2023, and 2022, a total of 254,244 shares, 184,803 shares, and 162,508 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $89.57 per share, $91.84 per share, and $97.29 per share, respectively. At December 28, 2024, there was $26.4 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of awards granted	Weighted-average grant date fair value per award
2022	89,760	$91.12
2023	112,284	$74.06
2024	55,089	$81.95

Performance-based restricted stock awards cliff vest after a three-year period, subject to the achievement of the performance target. During the fiscal years 2024 and 2023, no performance shares vested. During fiscal 2022, 42,612 performance shares vested. As of December 28, 2024, a total of 237,697 performance shares were unvested with a weighted-average fair value of $81.38 per share. As of December 28, 2024, there was $2.3 million unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards based which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
Market-based Restricted Stock Awards

Fiscal year	Number of awards granted	Weighted-average grant date fair value per award
2024	28,375	$117.28
The market-based restricted stock awards cliff vest after a three-year period, subject to the performance of the Company’s TSR relative to the TSR of a select group of peer companies over the three-year period. A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards, using the following assumptions: beginning

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TSR price of $73.60, grant date share price of $81.95, simulation term of 3 years, expected volatility of 32.9%, and risk-free interest rate of 4.5%.
As of December 28, 2024, a total of 28,375 market-based restricted shares were unvested with a weighted-average fair value of $117.28 per share. As of December 28, 2024, there was $2.2 million unrecognized compensation cost (net of estimated forfeitures) related to the unvested market-based restricted stock awards based which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Stock Awards
Included in restricted stock awards are grants to non-management members of the Company’s Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company’s common stock. The Company records the stock-based compensation expense immediately as there are no vesting terms. During fiscal years 2024, 2023, and 2022, such awards were as follows:

Fiscal year	Number of shares issued	Weighted-average grant date fair value per share
2022	21,725	$78.51
2023	23,850	$65.01
2024	22,930	$69.78
The Company received no proceeds from the issuance of these shares.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated other comprehensive (loss) income consisted of the following:

(dollars in thousands)	Pension liability adjustments(*)	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at January 1, 2022	$(8,920)	$1,325	$(21,302)	$(28,897)
Fiscal year 2022 change	1,739	344	(7,524)	(5,441)
Balance at December 31, 2022	(7,181)	1,669	(28,826)	(34,338)
Fiscal year 2023 change	160	(330)	10,593	10,423
Balance at December 30, 2023	(7,021)	1,339	(18,233)	(23,915)
Fiscal year 2024 change	2,000	(274)	(21,489)	(19,763)
Balance at December 28, 2024	$(5,021)	$1,065	$(39,722)	$(43,678)
(*)Includes reclassification adjustments for deferred losses on pension obligations of $0.7 million (net of income taxes of $0.2 million) related to the partial settlement of the pension plan in fiscal 2024.
As of December 28, 2024 and December 30, 2023, the cumulative tax effect on the pension liability adjustments were $1.6 million and $2.2 million, respectively. As of December 28, 2024 and December 30, 2023, the cumulative tax effect on the post-retirement liability adjustments were $0.3 million and $0.4 million, respectively.
For the fiscal years ended December 28, 2024 and December 30, 2023, amounts reclassified from Accumulated other comprehensive loss to the consolidated statements of operations consisted of the partial settlement of the pension plan in fiscal 2024 and the amortization of actuarial gains and losses related to the Company’s defined benefit pension plan and defined benefit post-retirement plans. The partial pension settlement charge was recorded in Other expense (income), net on the Company’s consolidated statement of operations. The amortization of actuarial gains and losses amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 17, Employee Benefit Plans, to the consolidated financial statements.
NOTE 14 – FAIR VALUE MEASUREMENTS
Investments
The Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were $19.5 million and $17.3 million at the end of fiscal 2024 and fiscal 2023, respectively. These investments are classified as Level 1 within the fair value hierarchy.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $2.2 million for fiscal 2024 and fiscal 2023. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
The fair value of the Company’s pension plan assets at December 28, 2024 and December 30, 2023, by asset category, are disclosed in Note 17, Employee Benefits Plans, to the consolidated financial statements.
Borrowings
As of December 28, 2024, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes was $494.4 million and $493.7 million at December 28, 2024 and December 30, 2023, respectively. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
In fiscal 2024, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024.
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
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand.
NOTE 15 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Current tax provision:
Federal	$33,397	$47,643	$43,569
State	7,422	8,943	8,307
Foreign	10,903	13,756	15,562
Total current provision	$51,722	$70,342	$67,438

Deferred tax (benefit) provision:
Federal	$(3,965)	$(148)	$(1,484)
State	(25)	(512)	425
Foreign	(2,432)	60	319
Total deferred benefit	(6,422)	(600)	(740)
Total provision	$45,300	$69,742	$66,698

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The foreign portion of the tax position substantially relates to the Company’s international operations in Canada, Hong Kong and Mexico, in addition to foreign tax withholdings related to the Company’s foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current U.S. tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to $101.3 million. Unrecognized deferred tax liability related to undistributed earnings from the Company’s subsidiaries in Canada and Mexico is estimated to be approximately $4.8 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period in which additional tax is due.
The components of income before income taxes were as follows:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$167,741	$240,627	$227,929
Foreign	63,068	61,615	88,807
Total	$230,809	$302,242	$316,736
Effective Rate Reconciliation
The difference between the Company’s effective income tax rate and the federal statutory tax rate is reconciled below:

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.9%	3.0%	2.8%
Impact of foreign operations	(3.4)%	(0.8)%	(2.0)%
Settlement of uncertain tax positions	(0.5)%	(0.6)%	(0.7)%
Benefit from stock-based compensation	—%	—%	(0.1)%
Other	(0.4)%	0.5%	0.1%
Total	19.6%	23.1%	21.1%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to U.S. tax authority examinations for years prior to fiscal 2021.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The following table reflects the Company’s calculation of the components of deferred tax assets and liabilities as of December 28, 2024 and December 30, 2023.

(dollars in thousands)	December 28, 2024	December 30, 2023
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,321	$5,263
Inventory	12,408	14,271
Accrued liabilities	8,810	11,208
Equity-based compensation	3,886	3,511
Deferred employee benefits	3,062	3,397
Leasing liabilities	128,904	105,756
Other	5,078	4,771
Total deferred tax assets	166,469	148,177
Deferred tax liabilities:
Depreciation	(19,060)	(19,654)
Leasing assets	(115,419)	(93,943)
Tradename and licensing agreements	(63,144)	(71,361)
Other	(2,712)	(2,516)
Total deferred tax liabilities	(200,335)	(187,474)

Net deferred tax liability	$(33,866)	$(39,297)
Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	December 28, 2024	December 30, 2023
	Assets (Liabilities)
Deferred tax assets	$4,344	$2,173
Deferred tax liabilities	(38,210)	(41,470)
Net deferred tax liability	$(33,866)	$(39,297)
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 1, 2022	$8,856
Additions based on tax positions related to fiscal 2022	1,040
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(2,803)
Balance at December 31, 2022	$7,093
Additions based on tax positions related to fiscal 2023	1,545
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(2,373)
Balance at December 30, 2023	$6,265
Additions based on tax positions related to fiscal 2024	1,500
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(1,255)
Balance at December 28, 2024	$6,510
As of December 28, 2024, the Company had gross unrecognized tax benefits of $6.5 million, of which $5.7 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled. The Company has recorded tax

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2025 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2024, fiscal 2023, and fiscal 2022, expense recorded on uncertain tax positions was not material. The Company had accrued interest on uncertain tax positions of $1.6 million and $1.5 million as of December 28, 2024 and December 30, 2023, respectively.
NOTE 16 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,524,378	36,589,922	38,822,737
Dilutive effect of equity awards	1,238	3,344	27,908
Diluted number of common and common equivalent shares outstanding	35,525,616	36,593,266	38,850,645
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$185,509	$232,500	$250,038
Income allocated to participating securities	(3,679)	(4,285)	(3,714)
Net income available to common shareholders	$181,830	$228,215	$246,324
Basic net income per common share	$5.12	$6.24	$6.34

Diluted net income per common share:
Net income	$185,509	$232,500	$250,038
Income allocated to participating securities	(3,679)	(4,285)	(3,712)
Net income available to common shareholders	$181,830	$228,215	$246,326
Diluted net income per common share	$5.12	$6.24	$6.34

Anti-dilutive shares excluded from dilutive earnings per share calculations (*)	422,865	477,373	526,618
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
OshKosh B’Gosh Pension Plan
Partial Termination
During the second quarter of fiscal 2024, the Company announced the offering of a single-sum payment option to certain participants in the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”), which commenced on June 1, 2024 and closed on July 15, 2024. In August 2024, the pension plan paid $6.9 million from pension plan assets to electing participants, thereby reducing its pension benefit obligations. The transaction had no cash impact on the Company but did result in a non-cash pre-tax partial pension settlement charge of $0.9 million, which is included in Other expense (income), net on the Company’s consolidated statement of operations.
Additionally, the Board of Directors authorized the termination of the pension plan, with an effective date of November 30, 2024. The Company may be required to make a contribution to fully fund the plan for termination prior to the purchase of a group annuity contract to transfer its remaining liabilities under the pension plan. The contribution amount will depend upon the nature and timing of participant settlements and prevailing market conditions. The Company expects to recognize a non-cash charge upon settlement of the pension plan’s obligations in the second half of fiscal 2025. The Company has the right to change the effective date of the termination date or revoke the decision to terminate, but it has no current intent to do so.
Funded Status
The retirement benefits under the pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$54,785	$53,847
Interest cost	2,401	2,617
Actuarial (gain) loss	(4,202)	1,376
Benefits paid	(3,021)	(3,055)
Effect of settlement	(6,886)	—
Projected benefit obligation at end of year	$43,077	$54,785

Change in plan assets:
Fair value of plan assets at beginning of year	$55,959	$55,245
Actual return on plan assets	(503)	3,769
Benefits paid	(3,021)	(3,055)
Effect of settlement	(6,886)	—
Fair value of plan assets at end of year	$45,549	$55,959

Funded status	$2,472	$1,174
The accumulated benefit obligation is equal to the projected benefit obligation as of December 28, 2024 and December 30, 2023 because the plan is frozen. The Company does not expect to make any contributions to the pension plan during fiscal 2025 as the plan’s funding exceeds the minimum funding requirements.
The actuarial gain in fiscal 2024 was primarily attributable to increased discount rates and the removal of participants electing to receive a single-sum payment from the pension plan. The actuarial loss in fiscal 2023 was primarily attributable to decreased discount rates. The funded status asset is included in Other assets in the Company’s consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Recognized in the statement of operations:
Interest cost	$2,401	$2,617	$1,909
Expected return on plan assets	(2,176)	(2,372)	(3,432)
Amortization of net loss(*)	148	189	217
Partial pension plan settlement charge(*)	949	—	—
Net periodic pension cost (benefit)	$1,322	$434	$(1,306)

Changes recognized in other comprehensive income:
Net gain arising during the fiscal year	$(1,523)	$(21)	$(2,062)
Amortization of net loss(*)	(148)	(189)	(217)
Partial pension plan settlement charge(*)	(949)	—	—
Total changes recognized in other comprehensive income	$(2,620)	$(210)	$(2,279)
Total net periodic pension cost (benefit) and changes recognized in other comprehensive income	$(1,298)	$224	$(3,585)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss.
Assumptions
The actuarial assumptions used in determining the benefit obligation and net periodic pension cost for our pension plan is presented in the following table:

Benefit obligation	2024	2023
Discount rate	5.50%	4.75%

Net periodic pension cost	2024	2023	2022
Discount rate	4.75%	5.00%	2.75%
Expected long-term rate of return on plan assets	4.75%	5.00%	5.50%
The discount rates used at December 28, 2024, December 30, 2023, and December 31, 2022 were determined with consideration given to the FTSE Pension Liability Index and the Bloomberg US Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption is equal to the assumed discount rate. Refer to “Plan Assets” below in Note 17, Employee Benefit Plans for further discussion.
The increased discount rate assumption at December 28, 2024 resulted in an decrease in the amount of the pension plan’s projected benefit obligation of approximately $3.1 million. A 0.25% change in the assumed discount rate as of December 28, 2024 would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $1.0 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company currently expects benefit payments for its defined benefit pension plan as follows for the next ten fiscal years:

(dollars in thousands)
2025	$3,300
2026	$3,300
2027	$3,460
2028	$3,420
2029	$3,420
2030-2034	$17,120
Plan Assets
The Company conducts periodic asset-liability studies for our defined benefit pension plan to develop a policy glide path which adjusts the asset allocation with funded status. During fiscal 2022, the plan became fully funded, and the Company allocated its investments to fixed income securities as a result. These fixed income securities include funds holding corporate bonds of companies from diverse industries and U.S. Treasuries. The expected long-term rate of return on plan assets is 5.50%.
The fair value of the Company’s pension plan assets at December 28, 2024 and December 30, 2023, by asset category, were as follows:

(dollars in thousands)	December 28, 2024			December 30, 2023
Asset category	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income securities:
Corporate bonds(*)	$45,549	$45,549	$—	$55,959	$55,959	$—
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
Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023
APBO at beginning of fiscal year	$1,637	$1,745
Service cost	7	6
Interest cost	73	78
Actuarial (gain) loss	(51)	3
Benefits paid	(172)	(195)
APBO at end of fiscal year	$1,494	$1,637
Approximately $1.3 million and $1.4 million of the APBO at the end of fiscal 2024 and 2023, respectively, were classified as Other long term liabilities in the Company’s consolidated balance sheets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Post-Retirement Benefit Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement benefit cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Recognized in the statement of operations:
Service cost	$7	$6	$14
Interest cost	73	78	63
Amortization of net gain(*)	(405)	(428)	(320)
Net periodic post-retirement benefit (income) cost	$(325)	$(344)	$(243)

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(51)	$3	$(763)
Amortization of net gain(*)	405	428	320
Total changes recognized in other comprehensive income	$354	$431	$(443)
Total net periodic post-retirement benefit cost (income) and changes recognized in other comprehensive income	$29	$87	$(686)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss.
Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Post-retirement benefit obligation	2024	2023
Discount rate	5.25%	4.75%

Net periodic post-retirement benefit cost	2024	2023	2022
Discount rate	4.75%	4.75%	2.50%
The discount rates used at December 28, 2024, December 30, 2023, and December 31, 2022, were determined with primary consideration given to the FTSE Pension Discount Curve and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company’s plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company’s future financial results.
The Company’s contribution for these post-retirement benefit obligations was $0.2 million for fiscal years 2024, 2023, and 2022. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.2 million for fiscal years 2025, 2026, 2027, 2028, and 2029. For the five years subsequent to fiscal 2029, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $0.6 million. The Company does not pre-fund this plan and as a result there are no plan assets.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during any subsequent calendar year. The plan provides for a discretionary employer match of employee contributions. The Company’s expense for the U.S. defined contribution savings plan totaled $8.6 million, $8.1 million, and $8.2 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
NOTE 18 – SEGMENT INFORMATION
The Company reports segment information based upon a “management approach.” The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company’s reportable segments.
The Company has identified three operating and reportable segments: U.S. Retail, U.S. Wholesale, and International. The U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, the U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. The International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. The Company sells similar products in each of its three segments.
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including restructuring costs and impairment charges related to goodwill and indefinite-lived intangible assets.
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income, which excludes the charges mentioned above, and which were included in our previous measure of segment profitability, to better align with management’s assessment of segment performance and to provide better insights into segment performance. Prior period segment operating income for the fiscal years ended December 30, 2023 and December 31, 2022 has been recast to conform to the current presentation.
The chief operating decision maker uses both net sales and segment operating income for each segment predominantly in the annual budget and quarterly forecasting process. On a quarterly basis, the chief operating decision maker considers budget-to-actual variances and a comparison of segment results for evaluating performance of each segment and making decisions about the allocation of operating and capital resources to each segment. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segments assets are not presented.
Segment operating income include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below. Intersegment sales are treated as a transfer of inventory and are not included in segment results for management reporting. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Performance
The tables below present certain segment information for our reportable segments for the periods indicated:

	Fiscal year ended December 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$1,417,108	$1,021,396	$405,598	$2,844,102
Cost of goods sold(1)	567,435	705,550	205,951	1,478,936
Selling expenses(2)	489,481	9,591	103,566	602,638
Distribution expenses(3)	89,368	62,875	24,607	176,850
Other segment items(4)	137,898	26,400	32,504	196,802
Segment operating income	$132,926	$216,980	$38,970	$388,876
(1)Refer to Note 2, Summary of Significant Accounting Policies for additional information on the components of Cost of goods sold.
(2)Selling expenses include the costs of operating our retail stores and eCommerce channels, as well as wholesale sales management costs.
(3)Distribution expenses include payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores.
(4)Other segment items include royalty income and overhead costs that are attributable to our reportable segments and include allocated accounting, finance, human resources, and information technology expenses, occupancy costs, and other benefit and compensation programs, including performance-based compensation.

	Fiscal year ended December 30, 2023
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$1,501,780	$1,014,584	$429,230	$2,945,594
Cost of goods sold	602,152	717,936	229,571	1,549,659
Selling expenses	506,709	8,363	95,155	610,227
Distribution expenses	95,354	63,188	24,903	183,445
Other segment items	106,923	26,152	34,470	167,545
Segment operating income	$190,642	$198,945	$45,131	$434,718

	Fiscal year ended December 31, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$1,680,159	$1,080,471	$452,103	$3,212,733
Cost of goods sold	689,543	800,974	249,858	1,740,375
Selling expenses	521,516	9,402	89,452	620,370
Distribution expenses	113,455	78,079	24,653	216,187
Other segment items	102,788	24,777	28,462	156,027
Segment operating income	$252,857	$167,239	$59,678	$479,774

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents a reconciliation of reportable segment operating income to Income before income taxes:

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Total segment operating income	$388,876	$434,718	$479,774
Items not included in segment operating income:
Unallocated corporate expenses(1)	(102,326)	(106,901)	(91,603)
Organizational restructuring(2)	(1,822)	(4,412)	—
OshKosh tradename impairment charge	(30,000)	—	—
Skip Hop tradename impairment charge	—	—	(9,000)
Consolidated operating income	$254,728	$323,405	$379,171
Interest expense	31,331	33,973	42,781
Interest income	(11,039)	(4,776)	(1,261)
Other expense (income), net	3,627	(8,034)	975
Loss on extinguishment of debt	—	—	19,940
Income before income taxes	$230,809	$302,242	$316,736
(1)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our reportable segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(2)Related to charges for corporate organizational restructuring in the fiscal year ended December 28, 2024 and organizational restructuring and related corporate office lease amendment actions in the fiscal year ended December 30, 2023.
Additional Data by Segment
The tables below present additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal year ended
	December 28, 2024	December 30, 2023	December 31, 2022
U.S. Wholesale	$8,749	$10,958	$13,415
U.S. Retail	35,562	38,710	39,975
International	11,413	11,758	11,695
Unallocated corporate	2,202	2,713	191
Total	57,926	64,139	65,276
Inventory

	December 28, 2024	December 30, 2023
Inventory:
U.S. Wholesale(*)	$374,610	$381,146
U.S. Retail	59,868	73,366
International	67,854	82,613
Total inventory	$502,332	$537,125

All other assets	1,930,835	1,841,488
Total assets	$2,433,167	$2,378,613
(*)U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Sales
The table below represents consolidated net sales by product:

	Fiscal year ended
(dollars in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Baby	$1,139,129	$1,098,304	$1,103,023
Playclothes	948,602	992,726	1,125,352
Sleepwear	373,373	411,678	492,152
Other(*)	382,998	442,886	492,206
Total net sales	$2,844,102	$2,945,594	$3,212,733
(*)Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.
Geographical Data
Revenue
The Company’s international sales principally represent sales to customers in Canada. Such sales were 61.3%, 61.5%, and 64.0% of total international net sales in fiscal 2024, 2023, and 2022, respectively.
Long-Lived Assets
The following represents Property, plant, and equipment, net, and Operating lease assets by geographic area:

(dollars in thousands)	December 28, 2024	December 30, 2023
United States	$614,751	$582,049
International	143,338	129,469
Total	$758,089	$711,518
Long-lived assets in the international segment primarily relate to Canada. Long-lived assets in Canada were 53.8% and 51.0% of total international long-lived assets as of December 28, 2024 and December 30, 2023, respectively.
Major Customers
Our two largest U.S. wholesale customers accounted for 10.9% and 10.1%, respectively, of consolidated net sales in fiscal 2024. Our largest U.S. wholesale customer accounted for 10.4% of consolidated net sales in fiscal 2023. Sales to these customers did not exceed 10% in fiscal 2022.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective as of December 28, 2024.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, the person serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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
Management, including the person serving as our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter’s, Inc.’s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended December 28, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Retirement Agreement with Former Chairman, Chief Executive Officer & President
In its Current Report on Form 8-K filed with the SEC on January 7, 2025, the Company announced that Michael D. Casey had provided notice to the Board of Directors (the “Board”) of the Company of his decision to retire from his position as Chief Executive Officer & President of the Company and as Chairman of the Board, effective immediately, and that Mr. Casey would be serving in an advisory capacity through February 28, 2025 to support the transition (the “Transition Period”). During the Transition Period, Mr. Casey will continue to receive his salary and benefits he had immediately prior to his notice to the Board, and will remain eligible to receive a bonus pursuant to the Company’s Amended and Restated Annual Incentive Compensation Plan with respect to the services provided in 2024, but will not be eligible for a bonus payment in relation to 2025.
In connection with the pending completion of the Transition Period, the Company and Mr. Casey have entered into a Retirement Agreement and Release dated February 20, 2025 (the “Retirement Agreement”). Subject to the terms and conditions of the Retirement Agreement, Mr. Casey will be entitled to accelerated vesting of his outstanding unvested restricted stock awards and pro-rated vesting of his performance share awards issued in 2023 and 2024 (subject to the attainment of the performance metrics under those awards). The foregoing description of the Retirement Agreement is not complete and is subject to and qualified in its entirety by the complete text of the Retirement Agreement, which is filed herewith as an Exhibit.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference from the sections titled “DELINQUENT SECTION 16 REPORTS” and “AUDIT COMMITTEE REPORT’’ in the definitive proxy statement relating to the Annual Meeting of Shareholders of Carter’s, Inc. expected to be held on May 14, 2025. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
We have adopted an insider trading policy governing the purchase and sale of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the sections titled “COMPENSATION OF DIRECTORS” and “COMPENSATION DISCUSSION AND ANALYSIS” in the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	389,026	$96.47	1,805,675
Equity compensation plans not approved by security holders	—	—	—
Total	389,026	$96.47	1,805,675
(*)Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc. Amended and Restated Equity Incentive Plan.
Additional information called for by Item 12 is incorporated herein by reference from the section titled “SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, AND EXECUTIVE OFFICERS” in the definitive proxy statement referenced above in Item 10.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 14 is incorporated by reference from the sections titled “DIRECTOR INDEPENDENCE” and “TRANSACTIONS WITH RELATED PERSONS, PROMOTERS, AND CERTAIN CONTROL PERSONS” in the definitive proxy statement referenced above in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated by reference from the section titled “PROPOSAL NUMBER THREE: RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the definitive proxy statement referenced above in Item 10.

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
10.1.5
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
		10-Q	10.1	July 26, 2014
10.2 *	Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers	10-Q	10.2	October 29, 2015
10.3 *	Amended and Restated Equity Incentive Plan (Effective May 17, 2018)	DEF 14A	Appendix B	April 4, 2018
10.4 *	Amended and Restated Equity Incentive Plan (Effective February 15, 2024)	8-K	10.1	February 16, 2024
10.5 *	Amended and Restated Annual Incentive Compensation Plan	DEF 14A	Appendix C	March 31, 2016
10.6 *	The William Carter Company Severance Plan, amended and restated effective January 1, 2020	10-K	10.5	February 24, 2020
10.7 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010	10-K	10.20	March 2, 2011
10.8 *	Form of Restricted Stock Award Agreement (Time Vesting) (2023 Awards)	10-Q	10.1	April 28, 2023
10.9 *	Form of Performance-Based Restricted Stock Agreement (2023 Awards)	10-Q	10.2	April 28, 2023
10.10 *	Consulting Agreement, effective March 1, 2024, between The William Carter Company and Brian J. Lynch	10-K	10.10	February 27, 2024
10.11 *	Form of Restricted Stock Award Agreement (2024 Awards)	10-Q	10.1	April 26, 2024
10.12 *	Form of rTSR Performance-Based Restricted Stock Award Agreement (2024 Awards)	10-Q	10.2	April 26, 2024
10.13 *	Form of Company Performance-Based Restricted Stock Award Agreement (2024 Awards)	10-Q	10.3	April 26, 2024

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
10.14	Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-Q	10.21	April 27, 2012
10.15	First Amendment to Lease Agreement dated December 4, 2013, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-K	10.12	February 27, 2024
10.16	Second Amendment to Lease Agreement dated December 17, 2014, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-K	10.13	February 27, 2024
10.17	Lease Agreement dated December 14, 2012, between The William Carter Company and Phipps Tower Associates, LLC	8-K	10.1	December 14, 2012
10.18	First Amendment to Lease Agreement dated February 28, 2013, between The William Carter Company and Phipps Tower Associates, LLC	10-K	10.15	February 27, 2024
10.19	Second Amendment to Lease Agreement dated June 17, 2013, between The William Carter Company and Phipps Tower Associates, LLC	10-Q	10.19	October 24, 2013
10.20	Third Amendment to Lease Agreement dated August 31, 2016, between The William Carter Company and John Hancock Life Insurance Company (U.S.A.)	10-K	10.17	February 27, 2024
10.21	Fourth Amendment to Lease Agreement dated December 1, 2021, between The William Carter Company and Hancock S-REIT ATL Phipps LLC	10-K	10.18	February 27, 2024
10.22	Fifth Amendment to Lease Agreement dated February 9, 2023, between The William Carter Company and Hancock S-REIT ATL Phipps LLC	10-K	10.19	February 27, 2024
10.23 *	Retirement Agreement and Release dated February 20, 2025, between The William Carter Company and Michael D. Casey				x
19.1 ***	Carter’s, Inc. Insider Trading Policy				x
21	Subsidiaries of Carter’s, Inc.				x
23	Consent of Independent Registered Public Accounting Firm.				x
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				x
32 * *	Section 1350 Certification.				x
97.1	Carter’s, Inc. Clawback Policy Adopted on August 4, 2023	10-K	97.1	February 27, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL				x
* Indicates a management contract or compensatory plan.
** Furnished herewith as an Exhibit.
*** Certain portions of this exhibit are confidential and have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to supplementally furnish to the Securities and Exchange Commission a copy of such omissions upon request.

ITEM 16. FORM 10-K SUMMARY
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Interim Chief Executive Officer, Senior Executive Vice President, Chief Financial Officer & Chief Operating Officer

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD F. WESTENBERGER	Interim Chief Executive Officer, Senior Executive Vice President, Chief Financial Officer & Chief Operating Officer	February 25, 2025
Richard F. Westenberger	(Principal Executive Officer & Principal Financial & Accounting Officer)

/s/ WILLIAM J. MONTGORIS	Non-Executive Chairman and Director	February 25, 2025
William J. Montgoris

/s/ ROCHESTER (ROCK) ANDERSON, JR.	Director	February 25, 2025
Rochester (Rock) Anderson, Jr.

/s/ JEFFREY H. BLACK	Director	February 25, 2025
Jeffrey H. Black

/s/ HALI BORENSTEIN	Director	February 25, 2025
Hali Borenstein

/s/ LUIS A. BORGEN	Director	February 25, 2025
Luis A. Borgen

/s/ JEVIN S. EAGLE	Director	February 25, 2025
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 25, 2025
Mark P. Hipp

/s/ STACEY S. RAUCH	Director	February 25, 2025
Stacey S. Rauch

/s/ GRETCHEN W. SCHAR	Director	February 25, 2025
Gretchen W. Schar

/s/ STEPHANIE P. STAHL	Director	February 25, 2025
Stephanie P. Stahl