Form 10-Q
period 2025-03-29
CARTERS INC
filed 2025-04-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of April 17, 2025, there were 36,441,222 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 29, 2025	December 28, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$320,794	$412,926	$267,575
Accounts receivable, net of allowance for credit losses of $5,213, $5,663, and $5,159, respectively	203,873	194,834	224,075
Finished goods inventories, net of inventory reserves of $9,641, $8,257, and $11,018, respectively	474,124	502,332	473,362
Prepaid expenses and other current assets	50,216	32,580	51,775
Total current assets	1,049,007	1,142,672	1,016,787
Property, plant, and equipment, net of accumulated depreciation of $612,079, $602,670, and $628,627, respectively	179,247	180,956	182,513
Operating lease assets	568,856	577,133	522,192
Tradenames, net	268,836	268,008	298,141
Goodwill	207,125	206,875	209,733
Customer relationships, net	22,672	23,543	26,383
Other assets	36,057	33,980	29,769
Total assets	$2,331,800	$2,433,167	$2,285,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,056	$248,200	$191,406
Current operating lease liabilities	125,556	130,564	133,190
Other current liabilities	84,734	130,052	94,361
Total current liabilities	409,346	508,816	418,957
Long-term debt, net	498,328	498,127	497,543
Deferred income taxes	45,300	38,210	48,090
Long-term operating lease liabilities	498,628	501,503	444,375
Other long-term liabilities	32,953	31,949	35,200
Total liabilities	$1,484,555	$1,578,605	$1,444,165

Commitments and contingencies - Note 14

Shareholders’ equity:
Preferred stock; par value $0.01 per share;100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,237,114, 36,041,995, and 36,600,032 shares issued and outstanding, respectively	362	360	366
Additional paid-in capital	9,385	3,856	—
Accumulated other comprehensive loss	(43,066)	(43,678)	(25,667)
Retained earnings	880,564	894,024	866,654
Total shareholders’ equity	847,245	854,562	841,353
Total liabilities and shareholders’ equity	$2,331,800	$2,433,167	$2,285,518
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net sales	$629,827	$661,492
Cost of goods sold	338,737	346,302
Gross profit	291,090	315,190
Royalty income, net	5,332	5,216
Selling, general, and administrative expenses	270,320	265,371
Operating income	26,102	55,035
Interest expense	7,819	7,905
Interest income	(3,142)	(3,089)
Other expense, net	76	274
Income before income taxes	21,349	49,945
Income tax provision	5,810	11,912
Net income	$15,539	$38,033

Basic net income per common share	$0.43	$1.04
Diluted net income per common share	$0.43	$1.04
Dividend declared and paid per common share	$0.80	$0.80
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net income	$15,539	$38,033
Other comprehensive income:
Foreign currency translation adjustments	612	(1,752)
Comprehensive income	$16,151	$36,281
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562
Withholdings from vesting of restricted stock	(93,538)	(1)	(4,221)	—	—	(4,222)
Restricted stock activity	288,657	3	(3)	—	—	—
Stock-based compensation expense	—	—	9,753	—	—	9,753
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(28,999)	(28,999)
Comprehensive income	—	—	—	612	15,539	16,151
Balance at March 29, 2025	36,237,114	$362	$9,385	$(43,066)	$880,564	$847,245

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(90,922)	(1)	(5,535)	—	(1,842)	(7,378)
Restricted stock activity	243,120	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,170	—	—	5,170
Repurchase of common stock	(107,795)	(1)	—	—	(8,998)	(8,999)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,338)	(29,338)
Comprehensive income	—	—	—	(1,752)	38,033	36,281
Balance at March 30, 2024	36,600,032	$366	$—	$(25,667)	$866,654	$841,353
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$15,539	$38,033
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant, and equipment	12,340	13,905
Amortization of intangible assets	914	929
Provision for excess and obsolete inventory, net	1,385	2,026
Amortization of debt issuance costs	415	403
Stock-based compensation expense	9,753	5,170
Unrealized foreign currency exchange (gain) loss, net	(295)	9
(Recoveries of) provisions for doubtful accounts receivable from customers	(454)	561
Unrealized gain on investments	(329)	(618)
Deferred income taxes	6,572	6,811
Effect of changes in operating assets and liabilities:
Accounts receivable	(8,603)	(40,746)
Finished goods inventories	27,122	61,039
Prepaid expenses and other assets	(19,035)	(22,386)
Accounts payable and other liabilities	(93,968)	(90,687)
Net cash used in operating activities	$(48,644)	$(25,551)

Cash flows from investing activities:
Capital expenditures	$(10,346)	$(12,017)
Net cash used in investing activities	$(10,346)	$(12,017)

Cash flows from financing activities:
Dividends paid	$(28,999)	$(29,338)
Repurchases of common stock	—	(8,999)
Withholdings from vesting of restricted stock	(4,222)	(7,378)
Proceeds from exercises of stock options	—	367
Other	(370)	—
Net cash used in financing activities	$(33,591)	$(45,348)

Net effect of exchange rate changes on cash and cash equivalents	449	(722)
Net decrease in cash and cash equivalents	$(92,132)	$(83,638)
Cash and cash equivalents, beginning of period	412,926	351,213
Cash and cash equivalents, end of period	$320,794	$267,575
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
NOTE 2 – BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 29, 2025 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 3, 2026.
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
The accompanying condensed consolidated balance sheet as of December 28, 2024 was derived from the Company’s audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2025 will end on January 3, 2026 and includes 53 weeks. Fiscal 2024 ended on December 28, 2024 and included 52 weeks. The fiscal quarters ended March 29, 2025 and March 30, 2024 each included 13 weeks.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods presented were as follows:

	Fiscal quarter ended March 29, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$294,432	$—	$53,823	$348,255
Wholesale channel	—	250,096	31,476	281,572
	$294,432	$250,096	$85,299	$629,827

Royalty income, net	$1,518	$3,322	$492	$5,332

	Fiscal quarter ended March 30, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$307,642	$—	$55,061	$362,703
Wholesale channel	—	264,131	34,658	298,789
	$307,642	$264,131	$89,719	$661,492

Royalty income, net	$1,485	$3,359	$372	$5,216
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	March 29, 2025	December 28, 2024	March 30, 2024
Trade receivables from wholesale customers, net	$196,109	$187,715	$219,842
Royalties receivable, net	4,830	3,728	5,366
Other receivables	11,241	13,444	11,266
Total receivables	$212,180	$204,887	$236,474
Less: Wholesale accounts receivable reserves(1)(2)	(8,307)	(10,053)	(12,399)
Accounts receivable, net	$203,873	$194,834	$224,075
(1)Includes allowance for chargebacks of $3.1 million, $4.4 million, and $7.2 million for the periods ended March 29, 2025, December 28, 2024, and March 30, 2024, respectively.
(2)Includes allowance for credit losses of $5.2 million, $5.7 million, and $5.2 million for the periods ended March 29, 2025, December 28, 2024, and March 30, 2024, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	March 29, 2025	December 28, 2024	March 30, 2024
Contract liabilities - current:
Unredeemed gift cards(1)	$24,275	$25,043	$24,405
Unredeemed customer loyalty rewards	2,098	2,552	2,994
Carter’s credit card - upfront bonus(2)	536	714	714
Total contract liabilities - current(3)	$26,909	$28,309	$28,113

Contract liabilities - non-current(4)	$—	$—	$536
Total contract liabilities	$26,909	$28,309	$28,649
(1)During the first quarters of fiscal 2025 and fiscal 2024, the Company recognized revenue of $3.6 million and $3.7 million related to the gift card liability balance that existed at December 28, 2024 and December 30, 2023, respectively.
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
NOTE 4 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	March 29, 2025	December 28, 2024	March 30, 2024
Unredeemed gift cards	$24,275	$25,043	$24,405
Accrued employee benefits	13,079	20,824	11,308
Income taxes payable	9,261	13,820	13,475
Accrued taxes	8,169	14,455	12,037
Accrued salaries and wages	4,766	12,345	5,078
Other	25,184	43,565	28,058
Other current liabilities	$84,734	$130,052	$94,361
NOTE 5 – SUPPLY CHAIN FINANCE PROGRAM
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of March 29, 2025, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated balance sheets. As of March 29, 2025, December 28, 2024, and March 30, 2024, amounts under the SCF program included in Accounts payable were $14.3 million, $19.0 million, and $20.5 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	March 29, 2025	December 28, 2024	March 30, 2024
$500 million 5.625% Senior Notes due 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(1,672)	(1,873)	(2,457)
Senior notes, net	$498,328	$498,127	$497,543
Secured revolving credit facility	—	—	—
Total long-term debt, net	$498,328	$498,127	$497,543
Secured Revolving Credit Facility
As of March 29, 2025, December 28, 2024, and March 30, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $6.4 million, $4.7 million, and $5.3 million of outstanding letters of credit, respectively.
As of March 29, 2025, December 28, 2024, and March 30, 2024, there was approximately $843.6 million, $845.3 million, and $844.7 million available for future borrowing, respectively. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
The Company’s secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of March 29, 2025, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.56%, which includes a leverage-based adjustment of 1.125%.
As of March 29, 2025, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Number of shares repurchased(1)	—	107,795
Aggregate cost of shares repurchased (dollars in thousands)(2)	$—	$8,999
Average price per share(2)	$—	$83.48
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases.
The Company did not repurchase and retire shares in open market transactions in the first quarter of fiscal 2025. The total aggregate remaining capacity under outstanding repurchase authorizations as of March 29, 2025, was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.

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
Dividends
In the first quarter of fiscal 2025 and fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
NOTE 8 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Restricted stock:
Time-based awards	$9,072	$4,761
Performance-based awards	283	330
Market-based awards	398	79
Total	$9,753	$5,170
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
A total of 227,861 restricted stock awards (time-based) vested during the first quarter of fiscal 2025. There were no vestings of performance-based restricted stock awards in the first quarter of fiscal 2025.
During the first quarter of fiscal 2025, the Company’s Board of Directors approved a retirement agreement for our former Chief Executive Officer (“CEO”), under which all outstanding time-based restricted stock awards were accelerated to vest as of February 28, 2025, resulting in an additional expense of $4.9 million. This accelerated vesting was a term of the retirement agreement with the former CEO and approved by the Board of Directors.
Additionally, in the first quarter of fiscal 2025, the Company’s Board of Directors approved the issuance of the following new awards to certain key employees under the Company’s existing stock-based compensation plan, subject to vesting: 406,054 shares of time-based restricted stock awards with a weighted average grant-date fair value of $42.44 per award.
On April 3, 2025, subsequent to the first quarter of fiscal 2025, the Company granted the following awards to Douglas C. Palladini in connection with his appointment as CEO and President of the Company and a member of the Board of Directors: 98,400 shares of time-based restricted stock awards; and 98,400 shares of market-based restricted stock awards. The number of shares granted was based on the closing price of the Company’s stock on the grant date, which was $35.57, with the time-based restricted stock awards having a grant-date fair value of $35.57 per share and the market-based restricted stock awards having a grant-date fair value of $10.67 per share. A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards.
The market-based restricted stock awards issued to Mr. Palladini are eligible to be earned upon achieving share price hurdles for 20 consecutive trading days over a three-year period, starting on the award grant date. The share price hurdles were set based on growth rates of 30%, 60%, and 90% above the closing stock price on grant date, which was $35.57. One-third of the award will be earned upon achievement of each of the applicable share price hurdles, but no earned shares will vest until the end of the three-year period, subject to Mr. Palladini’s continued employment through the end of the three-year period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 29, 2025	December 28, 2024	March 30, 2024
Cumulative foreign currency translation adjustments	$(39,110)	$(39,722)	$(19,985)
Pension and post-retirement obligations(*)	(3,956)	(3,956)	(5,682)
Total accumulated other comprehensive loss	$(43,066)	$(43,678)	$(25,667)
(*)Net of income taxes of $1.2 million, $1.2 million, and $1.8 million, for the period ended March 29, 2025, December 28, 2024, and March 30, 2024, respectively.
During the first quarter of both fiscal 2025 and fiscal 2024, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.
NOTE 10 – FAIR VALUE MEASUREMENTS
Investments
The Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the Company’s condensed consolidated balance sheets, and their aggregate fair values were $19.8 million, $19.5 million, and $17.9 million at March 29, 2025, December 28, 2024, and March 30, 2024, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.3 million and $0.6 million for the first fiscal quarters ended March 29, 2025 and March 30, 2024, respectively. These amounts are included in Other expense (income), net on the Company’s condensed consolidated statement of operations.
Borrowings
As of March 29, 2025, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes was $495.6 million, $494.4 million, and $496.3 million at March 29, 2025, December 28, 2024, and March 30, 2024, respectively. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
In the fourth quarter of fiscal 2024, the Company recorded a non-cash pre-tax impairment charge of $30.0 million to reduce the carrying value of the indefinite-lived OshKosh tradename asset to $40.0 million. The impairment charge was driven by decreased actual and projected sales and profitability for our OshKosh brand. There were no impairment charges recorded in the first quarter of fiscal 2025. As of March 29, 2025, the carrying value of the indefinite-lived OshKosh tradename asset was $40.0 million.
NOTE 11 – INCOME TAXES
The Company’s effective income tax rate was 27.2% for the first fiscal quarter ended March 29, 2025, compared to 23.9% for the first fiscal quarter ended March 30, 2024. The increase in the effective tax rate is driven by incremental tax expense related to the vesting of restricted stock awards in the first quarter of fiscal 2025. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the first quarter of fiscal 2024.
As of March 29, 2025, the Company had gross unrecognized income tax benefits of $8.4 million, of which $5.9 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,312,090	35,860,740
Dilutive effect of equity awards	1,923	3,843
Diluted number of common and common equivalent shares outstanding	35,314,013	35,864,583

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$15,539	$38,033
Income allocated to participating securities	(285)	(691)
Net income available to common shareholders	$15,254	$37,342

Basic net income per common share	$0.43	$1.04

Diluted net income per common share:
Net income	$15,539	$38,033
Income allocated to participating securities	(285)	(691)
Net income available to common shareholders	$15,254	$37,342

Diluted net income per common share	$0.43	$1.04

Anti-dilutive awards excluded from diluted earnings per share computation(*)	389,307	448,870
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 13 – SEGMENT INFORMATION
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
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including restructuring costs, operating model improvement costs, leadership transition costs, and impairment charges related to goodwill and indefinite-lived intangible assets.
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income, which excludes the charges mentioned above, and which were included in our previous measure of segment profitability, to better align with management’s assessment of segment performance and to provide better insights into segment performance. Prior period segment operating income for the first fiscal quarter ended March 30, 2024 has been recast to conform to the current presentation. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segments assets are not presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below.
Segment Performance
The tables below present certain segment information for our reportable segments for the periods indicated:

	Fiscal quarter ended March 29, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$294,432	$250,096	$85,299	$629,827
Cost of goods sold	120,649	170,608	47,480	338,737
Selling expenses(1)	121,522	2,389	24,254	148,165
Distribution expenses(2)	19,250	15,227	6,116	40,593
Other segment items(3)	30,703	6,563	7,664	44,930
Segment operating income (loss)	$2,308	$55,309	$(215)	$57,402
(1)Selling expenses include the costs of operating our retail stores and eCommerce channels, as well as wholesale sales management costs.
(2)Distribution expenses include payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores.
(3)Other segment items include royalty income and overhead costs that are attributable to our reportable segments and include allocated accounting, finance, human resources, and information technology expenses, occupancy costs, and other benefit and compensation programs, including performance-based compensation.

	Fiscal quarter ended March 30, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$307,642	$264,131	$89,719	$661,492
Cost of goods sold	123,523	176,938	45,841	346,302
Selling expenses	115,020	3,011	26,607	144,638
Distribution expenses	20,044	14,878	5,543	40,465
Other segment items	34,761	5,976	9,542	50,279
Segment operating income	$14,294	$63,328	$2,186	$79,808
The table below presents a reconciliation of reportable segment operating income to Income before income taxes:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Total segment operating income	$57,402	$79,808
Items not included in segment operating income:
Unallocated corporate expenses(1)	(22,012)	(24,773)
Leadership transition costs(2)	(6,126)	—
Operating model improvement costs(3)	(3,162)	—
Consolidated operating income	26,102	55,035
Interest expense	7,819	7,905
Interest income	(3,142)	(3,089)
Other expense (income), net	76	274
Income before income taxes	$21,349	$49,945
(1)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our reportable segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(2)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
(3)Primarily related to third-party consulting costs to support operating model improvement costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additional Data by Segment
The tables below present additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
U.S. Wholesale	$2,177	$2,324
U.S. Retail	8,300	8,944
International	2,322	2,995
Unallocated corporate	455	571
Total	13,254	14,834
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, those disclosed in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025 and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related to public health crises; risks related to consumer tastes and preferences, as well as fashion trends; the failure to protect our intellectual property; the diminished value of our brands, potentially as a result of negative publicity or unsuccessful branding and marketing efforts; delays, product recalls, or loss of revenue due to a failure to meet our quality standards; risks related to uncertainty regarding the future of international trade agreements and the United States’ position on international trade, as well as significant political, trade, and regulatory developments and other circumstances beyond our control; increased competition in the marketplace; financial difficulties for one or more of our major customers; identification of locations and negotiation of appropriate lease terms for our retail stores; distinct risks facing our eCommerce business; failure to forecast demand for our products and our failure to manage our inventory; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; fluctuations in foreign currency exchange rates; unseasonable or extreme weather conditions; risks associated with corporate responsibility issues; our foreign sourcing arrangements; a relatively small number of vendors supply a significant amount of our products; disruptions in our supply chain, including increased transportation and freight costs; our ability to effectively source and manage inventory; problems with our Braselton, Georgia distribution facility; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data or a failure to implement new information technology systems successfully; unsuccessful expansion into international markets; failure to comply with various laws and regulations; failure to properly manage strategic initiatives; retention of key individuals; acquisition and integration of other brands and businesses; failure to achieve sales growth plans and profitability objectives to support the carrying value of our intangible assets; our continued ability to meet obligations related to our debt; changes in our tax obligations, including additional customs, duties or tariffs; our continued ability to declare and pay a dividend; volatility in the market price of our common stock; and the cost or effort required for our shareholders to bring certain claims or actions against us, as a result of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
our designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
Our mission is to serve the needs of families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of March 29, 2025, our channels included 1,057 company-owned retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2024 fiscal year ended December 28, 2024.
Fiscal Periods
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2025 will end on January 3, 2026 and includes 53 weeks. Fiscal 2024 ended on December 28, 2024 and included 52 weeks. The fiscal quarters ended March 29, 2025 and March 30, 2024 each included 13 weeks.
Segments
We have identified three operating and reportable segments: U.S. Retail, U.S. Wholesale, and International. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale customers. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. The Company sells similar products in each of its three segments.
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative (“SG&A”)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including restructuring costs, operating model improvement costs, leadership transition costs, and impairment charges related to goodwill and indefinite-lived intangible assets, which were included in our previous measure of segment profitability. This change has no impact on our consolidated operating income. Management believes this updated presentation more accurately reflects how the business is managed and provides better insight into segment performance. Prior period segment operating income for the fiscal quarter ended March 30, 2024 has been recast to conform to the current presentation.
Gross Profit and Gross Margin
Gross profit is calculated as consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes expenses related to the merchandising, design, and procurement of product, including inbound freight, purchasing, receiving, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in SG&A expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
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
Known or Anticipated Trends
Macroeconomic Factors and Consumer Demand
Macroeconomic factors, including persistent inflationary pressures on families with young children, elevated interest rates, increased consumer debt levels, decreased savings rates, new tariff announcements, and geopolitical unrest continue to create a complex and challenging retail environment. These macroeconomic factors have had and may continue to have a negative impact on consumer sentiment and consumer demand for our products. In part due to these macroeconomic factors, our business has experienced a shift in consumer demand from the retail channel to the mass channel. As consumers face financial pressures, U.S. Wholesale has benefited from consumers choosing the ease of one-stop shopping available through mass channel retailers. Additionally, we have observed increased promotional activity across the retail industry, which may negatively impact our financial results, including revenue and operating margins in the future.
We have taken actions to mitigate the impact of decreased consumer demand, including strengthening our product offerings through a focus on style and value, increasing our mix of opening price and premium price offerings, including through our Little Planet brand and our PurelySoft collection, increasing the price competitiveness of a portion of our product assortment, improving our marketing capabilities and effectiveness to drive traffic, optimizing our fleet of retail stores, and continuing to develop strong product offerings and products with our wholesale customers winning with consumers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Recent Developments
Operating Model Improvement
With the assistance of external industry experts, we recently conducted a comprehensive assessment of our business with the goal of identifying long-term growth opportunities and to scope the strategies and investments needed to realize them in the coming years.
This review highlighted many strengths, including our brand assets, significant awareness and equity with consumers, and the unique reach of our multi-channel business model. It also identified a number of opportunities to improve the focus and appeal of our product offerings in order to capture new customer segments and market share going forward.
Based on learnings from the review, we are pursuing enhancements to our operating model, which includes improving our product and brand development processes to be faster, nimbler, and more responsive to changing consumer preferences. We believe this operating model work is very foundational to improving our capabilities and will better position us for future growth. At the same time, we remain focused on disciplined cost management and plan to pursue additional productivity initiatives across the business.
Operating model improvement costs, primarily related to third-party consulting fees, were $3.2 million in the first quarter of fiscal 2025. These costs were included in SG&A expenses in our condensed consolidated statement of operations. We anticipate incurring additional costs of approximately $8 million to $10 million for the remainder of fiscal 2025.
Trade Policy
Following its inauguration, the second Trump Administration has made numerous announcements and taken action to increase tariffs assessed on products imported into the United States. Subsequent to its announcement of additional tariffs on April 2, 2025, the Trump Administration announced a 90-day pause on many of these new tariffs but further increased tariffs on goods sourced from China, introducing further uncertainty regarding the future of global trade relations. Given that we source all of our apparel and other products from a global network of third-party suppliers—primarily located in Asia—any new or increased tariffs, quotas, embargoes, or other trade barriers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries, could further disrupt our operations or reduce our competitiveness in international markets. We continue to monitor these changing tariffs and trade restrictions. If new tariffs or trade restrictions are imposed, we expect to take actions which may include, but not be limited to, pricing of our products, product configurations, and inventory management. These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins, and overall financial performance may be materially harmed. Additionally, these developments may also negatively impact the carrying value of the goodwill ascribed to our reporting units and of our indefinite-lived tradename assets.
Refer to the risk factor under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and the risk factors disclosed under the heading, “Risk Factors,” in our most recently filed Annual Report on Form 10-K for further information on risks related to the uncertainty of future global trade relations.
Leadership Transition
On January 3, 2025, Michael D. Casey retired as Chief Executive Officer and Chairman of the Board of the Company. Mr. Casey’s retirement was not the result of any disagreement with the Company on any matter relating to operations, policies, or practices. To support a smooth leadership transition, Mr. Casey continued to serve in an advisory capacity through February 28, 2025.
Effective January 5, 2025, Richard F. Westenberger, then serving as Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer, was appointed as Interim Chief Executive Officer while the Board of Directors conducted a search for a permanent successor to Mr. Casey.
On March 26, 2025, the Company announced the appointment of Douglas C. Palladini as Chief Executive Officer and President and a member of the Board of Directors, effective April 3, 2025. Mr. Palladini brings extensive leadership and brand-building experience to the role and succeeded Mr. Westenberger, who continues to serve as the Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
First Fiscal Quarter 2025 Financial Highlights
Unless otherwise stated, comparisons are to the first quarter of fiscal 2024:
•Consolidated net sales decreased $31.7 million, or 4.8%, to $629.8 million, driven by decreased demand across our channels. We believe that consumer demand has been adversely affected by macroeconomic headwinds impacting families with young children including inflationary pressures, declining consumer confidence, energy prices, recession concerns, elevated interest rates, increased consumer debt levels, decreased savings rates, and ongoing geopolitical uncertainty.
•Consolidated gross profit decreased $24.1 million, or 7.6%, to $291.1 million, driven by decreased net sales. Consolidated gross margin decreased 140 bps to 46.2%, due to factors that include lower average selling prices per unit as a result of investments in pricing, partially offset by decreased average cost per unit sold.
•Consolidated SG&A expenses increased $4.9 million, or 1.9%, to $270.3 million. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 280 bps to 42.9%, due to factors that include fixed cost deleverage on decreased sales and costs related to leadership transition and operating model improvements.
•Consolidated operating income decreased $28.9 million, or 52.6%, to $26.1 million and adjusted operating income, a non-GAAP financial measure, decreased $19.6 million, or 35.7%, to $35.4 million. Operating margin decreased 420 bps to 4.1%, primarily due to the factors discussed in detail below.
•Consolidated net income decreased $22.5 million, or 59.1%, to $15.5 million driven by the factors we discuss in detail below, partially offset by a decrease in the income tax provision.
•Diluted net income per common share decreased $0.61, or 58.7%, to $0.43, and adjusted diluted net income per common share decreased $0.38, or 36.5%, to $0.66.
•We continue to focus on improving the productivity of our U.S. Retail store fleet, including through remodeling existing store locations and enhancing the in-store shopping experience. During the first quarter of fiscal 2025, we opened 5 stores and closed 7 stores in the United States.
•As a result of our strong financial position and available liquidity, we returned $29.0 million to our shareholders in cash dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
FIRST FISCAL QUARTER ENDED MARCH 29, 2025 COMPARED TO FIRST FISCAL QUARTER ENDED MARCH 30, 2024
The following table summarizes our results of operations.

	Fiscal quarter ended
(dollars in thousands, except per share data)	March 29, 2025	March 30, 2024	$ Change	% / bps Change
Consolidated net sales	$629,827	$661,492	$(31,665)	(4.8)%
Cost of goods sold	338,737	346,302	(7,565)	(2.2)%
Gross profit	291,090	315,190	(24,100)	(7.6)%
Gross profit as % of consolidated net sales	46.2%	47.6%		(140) bps
Royalty income, net	5,332	5,216	116	2.2%
Royalty income as % of consolidated net sales	0.8%	0.8%		— bps
Selling, general, and administrative expenses	270,320	265,371	4,949	1.9%
SG&A expenses as % of consolidated net sales	42.9%	40.1%		280 bps
Operating income	26,102	55,035	(28,933)	(52.6)%
Operating income as % of consolidated net sales	4.1%	8.3%		(420) bps
Interest expense	7,819	7,905	(86)	(1.1)%
Interest income	(3,142)	(3,089)	53	1.7%
Other expense, net	76	274	(198)	(72.3)%
Income before income taxes	21,349	49,945	(28,596)	(57.3)%
Income tax provision	5,810	11,912	(6,102)	(51.2)%
Effective tax rate(*)	27.2%	23.9%		330 bps
Net income	$15,539	$38,033	$(22,494)	(59.1)%

Basic net income per common share	$0.43	$1.04	$(0.61)	(58.7)%
Diluted net income per common share	$0.43	$1.04	$(0.61)	(58.7)%
Dividend declared and paid per common share	$0.80	$0.80	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. If applicable, percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $31.7 million, or 4.8%, to $629.8 million. The decrease in net sales was driven by lower demand for our exclusive Carter’s brands, reduced traffic and demand in U.S. Retail, decreased average selling prices per unit driven by investments in pricing, and a strengthening of the U.S. dollar against other foreign currencies. We believe that consumer demand has been adversely affected by macroeconomic headwinds impacting families with young children including inflationary pressures, declining consumer confidence, energy prices, recession concerns, elevated interest rates, increased consumer debt levels, decreased savings rates, and ongoing geopolitical uncertainty. These decreases were partially offset by increased units per transaction driven by our investments in pricing, increased sales to off-price wholesale channel customers, and increased demand from our international wholesale partners.
Average selling prices per unit decreased by a mid-single digit percentage and units sold remained comparable. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of $6.4 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $24.1 million, or 7.6%, to $291.1 million and consolidated gross margin decreased 140 bps to 46.2%. The decrease in consolidated gross profit and gross margin was driven by decreased net sales, lower average selling prices per unit driven by investments in pricing, and a strengthening of the U.S. dollar against other foreign currencies, partially offset by lower average cost per unit sold and channel mix. Average cost per unit sold decreased by a low-single digit percentage, driven by decreased product input costs, partially offset by higher inbound freight rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $4.9 million, or 1.9%, to $270.3 million and SG&A rate increased 280 bps to 42.9%. This increase in the SG&A rate was driven by fixed cost deleverage on decreased sales, costs related to leadership transition and operating model improvements, and investments in new and remodeled retail stores, partially offset by decreased performance-based compensation expense.
Operating Income
Consolidated operating income decreased $28.9 million, or 52.6%, to $26.1 million and consolidated operating margin decreased 420 bps to 4.1%, primarily due to the factors previously discussed.
Income Taxes
Consolidated income tax provision decreased $6.1 million, or 51.2%, to $5.8 million and the effective tax rate increased 330 bps to 27.2%. The increase in the effective tax rate is driven by incremental tax expense related to the vesting of restricted stock awards in the first quarter of fiscal 2025. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the first quarter of fiscal 2024.
Net Income
Consolidated net income decreased $22.5 million, or 59.1%, to $15.5 million, primarily due to the factors previously discussed.
Results by Segment - First Quarter of Fiscal 2025 compared to First Quarter of Fiscal 2024
The following table summarizes net sales by segment and segment operating income for the first quarter of fiscal 2025 and the first quarter of fiscal 2024:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2025	% of consolidated net sales	March 30, 2024	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$294,432	46.8%	$307,642	46.5%	$(13,210)	(4.3)%
U.S. Wholesale	250,096	39.7%	264,131	39.9%	(14,035)	(5.3)%
International	85,299	13.5%	89,719	13.6%	(4,420)	(4.9)%
Consolidated net sales	$629,827	100.0%	$661,492	100.0%	$(31,665)	(4.8)%

Segment operating income (loss)(1):		Segment operating margin		Segment operating margin
U.S. Retail	$2,308	0.8%	$14,294	4.6%	$(11,986)	(83.9)%
U.S. Wholesale	55,309	22.1%	63,328	24.0%	(8,019)	(12.7)%
International	(215)	(0.3)%	2,186	2.4%	(2,401)	(109.8)%
Total segment operating income (loss)	$57,402	9.1%	$79,808	12.1%	$(22,406)	(28.1)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	(22,012)	n/a	(24,773)	n/a	2,761	11.1%
Leadership transition costs(2)	(6,126)	n/a	—	n/a	n/a	n/a
Operating model improvement costs(3)	(3,162)	n/a	—	n/a	n/a	n/a
Consolidated operating income	$26,102	4.1%	$55,035	8.3%	$(19,645)	(35.7)%
(1)Segment operating income for the fiscal quarter ended March 30, 2024 has been recast to conform to the current presentation.
(2)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
(3)Primarily related to third-party consulting costs to support operating model improvements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
U.S. Retail
U.S. Retail segment net sales decreased $13.2 million, or 4.3%, to $294.4 million. The decrease in net sales was driven by decreased traffic in our retail stores, decreased average selling prices per unit, and the timing of the Easter holiday. These factors were partially offset by sales contribution of our new retail stores and growth in our baby size products. However, traffic increased in our eCommerce channels and units per transaction increased for both our retail stores and eCommerce channels, which we believe reflects the positive impact of our investments in pricing, as well as our compelling product offerings.
Average selling prices per unit decreased by a mid-single digit percentage due to investments in our pricing, product mix, and an increased mix of clearance sales. Units sold increased by a low-single digit percentage.
Comparable net sales, including retail store and eCommerce, decreased 5.2% primarily driven by the factors mentioned above. As of March 29, 2025, we operated 802 retail stores in the U.S. compared to 804 as of December 28, 2024, and 789 as of March 30, 2024.
U.S. Retail segment operating income decreased $12.0 million, or 83.9%, to $2.3 million, due to a decrease in gross profit of $10.3 million and an increase in SG&A expenses of $1.7 million. Segment operating margin decreased 380 bps to 0.8%, primarily driven by a 80 bps decrease in gross margin and a 310 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average selling prices per unit mentioned above, partially offset by decreased average cost per unit sold. Average cost per unit sold decreased by a low-single digit percentage due to decreased product input costs and product mix. The increase in SG&A rate was driven by fixed cost deleverage on decreased sales, investments in new and remodeled retail stores, and increased employee compensation costs.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $14.0 million, or 5.3%, to $250.1 million, driven by decreased demand for our exclusive Carter’s brands, in part due to lower traffic and timing of wholesale customer shipments, decreased demand with department stores, and decreased average selling prices per unit. These factors were partially offset by increased demand for our Skip Hop and Little Planet brands and increased sales to our off-price wholesale channel customers. Average selling prices per unit decreased by a mid-single digit percentage driven by investments in pricing and product mix, while units sold decreased by a low-single digit percentage.
U.S. Wholesale segment operating income decreased $8.0 million, or 12.7%, to $55.3 million, due to a decrease in gross profit of $7.7 million and an increase in SG&A expenses of $0.3 million. Segment operating margin decreased 190 bps to 22.1%, driven by a 120 bps decrease in gross margin and a 70 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average selling prices per unit and increased sales to low-margin off-price wholesale channel customers, partially offset by decreased average cost per unit sold. Average cost per unit sold decreased by a low-single digit percentage due to decreased product input costs, partially offset by increased inbound freight costs. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales and increased transportation costs.
International
International segment net sales decreased $4.4 million, or 4.9%, to $85.3 million, driven by the strengthening of the U.S. dollar against other foreign currencies, the timing of international wholesale customer shipments, and decreased average selling prices. These factors were partially offset by increased demand in Canada and with our international wholesale partners.
Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Mexican peso, used for translation had a $6.4 million unfavorable effect on International segment net sales. Average selling prices per unit decreased by a high-single digit percentage, which was driven the changes in foreign currency exchange rates and product mix. Units sold increased by a mid-single digit percentage.
Canadian comparable net sales, including retail store and eCommerce, increased 4.7%, driven by an increase in traffic which we believe reflects the positive impacts of our investments in pricing, our compelling product offerings, the Canadian sales tax holiday, and a more favorable competitive landscape. As of March 29, 2025, we operated 191 and 64 retail stores in Canada and Mexico, respectively. As of December 28, 2024, we operated 191 and 62 retail stores in Canada and Mexico, respectively. As of March 30, 2024, we operated 186 and 52 retail stores in Canada and Mexico, respectively.
International segment operating loss was $0.2 million in the first quarter of fiscal 2025 compared to segment operating income of $2.2 million in the first quarter of fiscal 2024. This change was driven by a decrease in gross profit of $6.1 million, partially

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
offset by a decrease in SG&A expenses of $3.5 million. Segment operating margin decreased 270 bps to (0.3%), driven by a 460 bps decrease in gross margin, partially offset by a 170 bps decrease in the SG&A rate. The decrease in gross margin was due to decreased average selling prices per unit, partially offset by decreased average cost per unit sold. Average cost per unit sold decreased by a low-single digit percentage due to product mix and lower product input costs. The decrease in the SG&A rate was due to changes in foreign currency exchange rates and decreased bad debt expense and performance-based compensation costs, partially offset by increased transportation costs.
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
Unallocated corporate expenses decreased $2.8 million, or 11.1%, to $22.0 million. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 20 bps to 3.5% driven by decreased marketing costs, insurance costs and performance-based compensation expense, partially offset by increased consulting costs.
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

	Fiscal quarter ended
	March 29, 2025					March 30, 2024
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$26.1	4.1%	$5.8	$15.5	$0.43	$55.0	8.3%	$11.9	$38.0	$1.04
Leadership transition costs(1)	6.1		0.3	5.8	0.16	—		—	—	—
Operating model improvement costs(2)	3.2		0.8	2.4	0.07	—		—	—	—
As adjusted	$35.4	5.6%	$6.9	$23.8	$0.66	$55.0	8.3%	$11.9	$38.0	$1.04
(1)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
(2)Primarily related to third-party consulting costs to support operating model improvements.
Note: Results may not be additive due to rounding.
LIQUIDITY AND CAPITAL RESOURCES
Our ongoing cash needs are primarily for working capital (consisting primarily of inventory), capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in “Forward-Looking Statements” section of this Form 10-Q, including, but not limited to, our risk factors discussed under the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, the risk factors discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K, and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Known or Anticipated Trends” in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K, macroeconomic factors have had a negative impact on consumer sentiment and consumer demand for our products. Continued pressure on consumer sentiment may have an adverse impact on financial results in fiscal 2025. Additionally, as discussed under the heading “Recent Developments”, the impacts of new tariffs or trade restrictions could also have an adverse impact on financial results in fiscal 2025. We cannot predict the timing and amount of such impacts.
As of March 29, 2025, we had $320.8 million of cash and cash equivalents held at major financial institutions, including $62.1 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at March 29, 2025 were $203.9 million compared to $224.1 million at March 30, 2024 and $194.8 million at December 28, 2024. The decrease of $20.2 million, or 9.0%, at March 29, 2025 compared to March 30, 2024 primarily reflects decreased wholesale customer shipments. Due to the seasonal nature of our operations, the net accounts receivable balance at March 29, 2025 is not comparable to the net accounts receivable balance at December 28, 2024.
Operating lease assets at March 29, 2025 were $568.9 million compared to $522.2 million at March 30, 2024 and $577.1 million at December 28, 2024. The increase of $46.7 million, or 8.9%, at March 29, 2025 compared to March 30, 2024 was driven by the renewal of one of our distribution centers in Georgia, the renewal of a contract with a third-party logistic provider in California for warehousing and distribution purposes, and investments in our retail store fleet.
Accounts payable at March 29, 2025 were $199.1 million compared to $191.4 million at March 30, 2024 and $248.2 million at December 28, 2024. The increase of $7.7 million, or 4.0%, at March 29, 2025 compared to March 30, 2024 was driven by the timing of payments for purchases of inventory. Due to the seasonal nature of our operations, the accounts payable balance at March 29, 2025 is not comparable to the accounts payable balance at December 28, 2024.
Cash Flow
Net Cash Used in Operating Activities
Net cash used in operating activities for the first quarter of fiscal 2025 was $48.6 million compared to $25.6 million in the first quarter of fiscal 2024. Our cash flows from operating activities are driven by net income and changes in our net working capital. The change in net cash from operating activities was primarily driven by decreased net income and smaller reductions in inventory, as inventory levels have stabilized.
Net Cash Used in Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2025 was $10.3 million compared to $12.0 million in the first quarter of fiscal 2024. The decrease in net cash used in investing activities was driven by decreased capital expenditures. Capital expenditures in the first quarter of fiscal 2025 was driven by U.S. and international retail store openings and remodels and investments in our distribution facilities.
We plan to invest approximately $65.0 million in capital expenditures in fiscal 2025, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $33.6 million in the first quarter of fiscal 2025 compared to $45.3 million in the first quarter of fiscal 2024. This change in cash flow from financing activities was primarily driven by open market repurchases of common stock in the first quarter of fiscal 2024 that did not reoccur in the first quarter of fiscal 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Share Repurchases
The Company did not repurchase and retire shares in open market transactions in the first quarter of fiscal 2025. In the first quarter of fiscal 2024, we repurchased and retired 107,795 shares in open market transactions for $9.0 million at an average price of $83.48 per share.
The total remaining capacity under outstanding repurchase authorizations as of March 29, 2025, was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility and considerations given to market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
In the first quarter of fiscal 2025 and fiscal 2024, the Board of Directors declared, and the Company paid cash dividends of $0.80 per common share.
Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of March 29, 2025, December 28, 2024, and March 30, 2024, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $6.4 million, $4.7 million, and $5.3 million of outstanding letters of credit, respectively. There were no borrowings in the first quarter of fiscal 2025 or fiscal 2024.
As of March 29, 2025, December 28, 2024, and March 30, 2024, there was $843.6 million, $845.3 million, and $844.7 million available for future borrowing, respectively. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Our secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of March 29, 2025, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.56%, which includes a leverage-based adjustment of 1.125%.
As of March 29, 2025, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
As of March 29, 2025, the Company had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of March 29, 2025 is reported net of $1.7 million of unamortized issuance-related debt costs.
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2024 fiscal year ended December 28, 2024. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. Except as noted below, there have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.
Goodwill and Indefinite-lived Intangible Assets
In fiscal 2024, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024. The assumptions used in the quantitative impairment test of the goodwill of our reporting units include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and an implied control premium. The assumptions used in the quantitative impairment test of our indefinite-lived intangible tradename assets include revenue growth and profitability, terminal growth rate, discount rate, and the royalty rate.
The assessment indicated that the fair value of assets for the Canada reporting unit exceeded its carrying value by approximately 13%. Sensitivity tests on the Canada reporting unit showed that a 100 basis point increase in the discount rate or a 100 basis point decrease in the long-term revenue growth rate would not change the conclusion and would not result in an impairment charge. However, a 100 basis point decrease in the revenue growth rates would indicate a goodwill impairment charge of approximately $7 million of the Canada reporting unit.
Additionally, based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand. Sensitivity tests on the indefinite-lived OshKosh tradename asset showed that a 100 basis point increase in the discount rate, a 500 basis point decrease in the revenue growth rate, or a 50 basis point decrease in the royalty rate would result in further impairment charges of approximately $5 million, $10 million, and $20 million, respectively.
The Company believes that the assumptions used in our impairment tests are reasonable and supportable as of March 29, 2025, and therefore, there were no impairment charges recorded in the first quarter of fiscal 2025. As of March 29, 2025, the carrying value of the goodwill ascribed to the Canada reporting unit was $37.0 million and the carrying value of the indefinite-lived OshKosh tradename asset was $40.0 million.
The degree of uncertainty associated with the assumptions used in our impairment tests is elevated in the current macroeconomic environment due to continued softness in consumer sentiment and consumer demand, inflationary pressures, and evolving trade policies. The Company continues to monitor these macroeconomic conditions, including the potential impacts from new tariffs or trade restrictions, which could adversely affect the financial performance of our reporting units and indefinite-lived intangible tradename assets. Should these conditions lead to a significant decline in projected financial results, there could be further additional impairment charges to these assets mentioned above, to the goodwill ascribed to our other reporting units, or to our other indefinite-lived intangible tradename assets.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024, had a $6.4 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of March 29, 2025, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of March 29, 2025.
Changes in Internal Control over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended March 29, 2025, that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended March 29, 2025.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes to the risk factors described in our Form 10-K for the 2024 fiscal year ended December 28, 2024.
We face risks related to the uncertainty regarding the future of international trade agreements and the United States’ position on international trade. Significant political, trade, regulatory developments, and other circumstances beyond our control, are expected to have a material impact on our business, financial condition, and results of operations if we are unable to successfully implement various mitigating actions.
We sell products outside the United States through our multichannel global business model, and we rely on a network of global suppliers, primarily located in Asia. In addition, 60% of the fabric that was used in the manufacture of our products in fiscal 2024 was sourced from China. As a result of the tariffs announced on April 2, 2025 by the Trump Administration, we are anticipating increased supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact. We expect these new tariffs to have a material impact on our business and results of operations in fiscal year 2025 and in the longer term if we are unable to successfully implement various mitigating actions noted below.
Uncertainty regarding policies of the Trump Administration with respect to the future of trade partnerships and relations, including as a result of the tariffs announced on April 2, 2025 and additional tariffs that may be announced or implemented in the future, are expected to impact our market share, revenue and gross margins and reduce our competitiveness in countries that will be affected by those policies. In addition, these developments may also negatively impact the carrying value of our reporting units and our indefinite-lived tradename assets.
As a result of the tariffs announced on April 2, 2025 or additional tariffs or other restrictions, quotas, embargoes, or safeguards that are placed on goods imported into the United States, or any related counter-measures that are taken by other countries, we expect to take actions which may include, but not be limited to, pricing of our products, product configurations, and inventory management. The actions that we take may not fully offset the impact of tariffs and, as a result, our market share, revenue, gross margins, and results of operations may be materially harmed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
December 29, 2024 through January 25, 2025	—	$—	—	$598,966,271

January 26, 2025 through February 22, 2025	30,731	$52.51	—	$598,966,271

February 23, 2025 through March 29, 2025	62,807	$41.53	—	$598,966,271

Total	93,538		—
(1)All the shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between January 26, 2025 and March 29, 2025.
(2)The Company did not repurchase shares in open market transactions during the first quarter of fiscal 2025. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(3)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 29, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	August 18, 2023
10.1 *	Form of Restricted Stock Award Agreement (2025 awards).				X
10.2 *	Form of Restricted Stock Award Agreement — Quarterly Stock Awards to Richard F. Westenberger				X
10.3 *	Share Price Hurdle Restricted Stock Award Agreement with Douglas C. Palladini				X
10.4 *	Offer Letter dated March 21, 2025	8-K	10.1	March 26, 2025
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
32	Section 1350 Certification.				X
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL				X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

April 25, 2025	/s/ DOUGLAS C. PALLADINI
Douglas C. Palladini

Chief Executive Officer & President
(Principal Executive Officer)

April 25, 2025	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger

Senior Executive Vice President,
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)