Form 10-Q
period 2025-06-28
CARTERS INC
filed 2025-07-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 28, 2025
OR
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
As of July 18, 2025, there were 36,432,176 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 28, 2025, December 28, 2024 and June 29, 2024	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 28, 2025 and June 29, 2024	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended June 28, 2025 and June 29, 2024	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal quarters ended June 28, 2025, March 29, 2025, June 29, 2024, and March 30, 2024	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 28, 2025 and June 29, 2024	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4	Controls and Procedures	33

Part II. Other Information

Item 1	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3	Defaults upon Senior Securities	36
Item 4	Mine Safety Disclosures	36
Item 5	Other Information	36
Item 6	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 28, 2025	December 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$338,183	$412,926	$316,646
Accounts receivable, net of allowance for credit losses of $6,340, $5,663, and $4,895, respectively	140,352	194,834	132,360
Finished goods inventories, net of inventory reserves of $10,284, $8,257, and $13,844, respectively	619,074	502,332	599,295
Prepaid expenses and other current assets	60,612	32,580	54,085
Total current assets	1,158,221	1,142,672	1,102,386
Property, plant, and equipment, net of accumulated depreciation of $598,575, $602,670, and $640,751, respectively	188,177	180,956	181,659
Operating lease assets	571,303	577,133	509,168
Tradenames, net	268,777	268,008	298,097
Goodwill	209,016	206,875	209,086
Customer relationships, net	21,854	23,543	25,386
Other assets	38,204	33,980	29,735
Total assets	$2,455,552	$2,433,167	$2,355,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,399	$248,200	$313,796
Current operating lease liabilities	124,002	130,564	128,952
Other current liabilities	95,270	130,052	84,895
Total current liabilities	525,671	508,816	527,643
Long-term debt, net	498,531	498,127	497,735
Deferred income taxes	42,290	38,210	48,910
Long-term operating lease liabilities	501,804	501,503	436,575
Other long-term liabilities	33,354	31,949	32,904
Total liabilities	$1,601,650	$1,578,605	$1,543,767

Commitments and contingencies - Note 14

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,467,071, 36,041,995, and 36,280,056 shares issued and outstanding, respectively	365	360	363
Additional paid-in capital	14,460	3,856	—
Accumulated other comprehensive loss	(32,817)	(43,678)	(32,814)
Retained earnings	871,894	894,024	844,201
Total shareholders’ equity	853,902	854,562	811,750
Total liabilities and shareholders’ equity	$2,455,552	$2,433,167	$2,355,517
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$585,313	$564,434	$1,215,139	$1,225,926
Cost of goods sold	303,553	281,497	642,289	627,799
Gross profit	281,760	282,937	572,850	598,127
Royalty income, net	3,249	4,004	8,580	9,220
Selling, general, and administrative expenses	280,965	247,489	551,284	512,859
Operating income	4,044	39,452	30,146	94,488
Interest expense	7,857	7,870	15,676	15,775
Interest income	(4,292)	(3,186)	(7,434)	(6,274)
Other (income) expense, net	(1,224)	404	(1,148)	678
Income before income taxes	1,703	34,364	23,052	84,309
Income tax provision	1,257	6,725	7,067	18,637
Net income	$446	$27,639	$15,985	$65,672

Basic net income per common share	$0.01	$0.76	$0.43	$1.80
Diluted net income per common share	$0.01	$0.76	$0.43	$1.80
Dividend declared and paid per common share	$0.25	$0.80	$1.05	$1.60
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$446	$27,639	$15,985	$65,672
Other comprehensive income:
Foreign currency translation adjustments	10,249	(7,147)	10,861	(8,899)
Comprehensive income	$10,695	$20,492	$26,846	$56,773
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562
Withholdings from vesting of restricted stock	(93,538)	(1)	(4,221)	—	—	(4,222)
Restricted stock activity	288,657	3	(3)	—	—	—
Stock-based compensation expense	—	—	9,753	—	—	9,753
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(28,999)	(28,999)
Comprehensive income	—	—	—	612	15,539	16,151
Balance at March 29, 2025	36,237,114	$362	$9,385	$(43,066)	$880,564	$847,245
Withholdings from vesting of restricted stock	(3,233)	—	(110)	—	—	(110)
Restricted stock activity	233,190	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,188	—	—	5,188
Cash dividends declared and paid of $0.25 per common share	—	—	—	—	(9,116)	(9,116)
Comprehensive income	—	—	—	10,249	446	10,695
Balance at June 28, 2025	36,467,071	$365	$14,460	$(32,817)	$871,894	$853,902

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(90,922)	(1)	(5,535)	—	(1,842)	(7,378)
Restricted stock activity	243,120	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,170	—	—	5,170
Repurchase of common stock	(107,795)	(1)	—	—	(8,998)	(8,999)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,338)	(29,338)
Comprehensive income	—	—	—	(1,752)	38,033	36,281
Balance at March 30, 2024	36,600,032	$366	$—	$(25,667)	$866,654	$841,353
Withholdings from vesting of restricted stock	(839)	—	(58)	—	—	(58)
Restricted stock activity	34,956	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,120	—	—	4,120
Repurchase of common stock	(354,093)	(4)	(3,854)	—	(20,920)	(24,778)
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(29,172)	(29,172)
Comprehensive income	—	—	—	(7,147)	27,639	20,492
Other	—	—	(207)	—	—	(207)
Balance at June 29, 2024	36,280,056	$363	$—	$(32,814)	$844,201	$811,750
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$15,985	$65,672
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	24,967	27,386
Amortization of intangible assets	1,846	1,858
Provision for excess and obsolete inventory, net	1,853	4,986
(Gain) loss on disposal of property, plant and equipment	(4)	87
Amortization of debt issuance costs	832	809
Stock-based compensation expense	14,941	9,290
Unrealized foreign currency exchange (gain) loss, net	(799)	109
Provision for doubtful accounts receivable from customers	1,182	285
Unrealized gain on investments	(474)	(1,081)
Deferred income taxes expense	3,549	7,153
Effect of changes in operating assets and liabilities:
Accounts receivable	54,068	50,516
Finished goods inventories	(114,014)	(70,802)
Prepaid expenses and other assets	(30,218)	(24,320)
Accounts payable and other liabilities	17,948	19,743
Net cash (used in) provided by operating activities	$(8,338)	$91,691

Cash flows from investing activities:
Capital expenditures	$(26,546)	$(24,315)
Net cash used in investing activities	$(26,546)	$(24,315)

Cash flows from financing activities:
Dividends paid	$(38,115)	$(58,510)
Repurchases of common stock	—	(33,778)
Withholdings from vesting of restricted stock	(4,332)	(7,436)
Proceeds from exercises of stock options	—	367
Other	(370)	—
Net cash used in financing activities	$(42,817)	$(99,357)

Net effect of exchange rate changes on cash and cash equivalents	2,958	(2,586)
Net decrease in cash and cash equivalents	$(74,743)	$(34,567)
Cash and cash equivalents, beginning of period	412,926	351,213
Cash and cash equivalents, end of period	$338,183	$316,646
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, Otter Avenue, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for sale in the Company’s retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
Our trademarks that are referred to in this Quarterly Report on Form 10-Q, including Carter’s, OshKosh B’gosh, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, Otter Avenue, PurelySoft, and Carter’s Rewards, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended June 28, 2025 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 3, 2026.
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
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2025 will end on January 3, 2026 and includes 53 weeks. Fiscal 2024 ended on December 28, 2024 and included 52 weeks. The fiscal quarters ended June 28, 2025 and June 29, 2024 each included 13 weeks.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies.
Goodwill and Tradename Assets
During the second quarter of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price since the last impairment test conducted in the fourth quarter of fiscal 2024. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill
The goodwill impairment assessment for each reporting unit was performed in accordance with ASC 350 and compares the carrying value of each reporting unit to its fair value. Consistent with prior practice, the Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and a control premium. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions are consistent with those we believe hypothetical marketplace participants would use. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
Based on these assessments, there were no impairments to the value of goodwill.
Tradename Assets
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using the relief-from-royalty valuation method, which examines the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. The relief-from-royalty valuation method involves two steps: (1) estimation of reasonable royalty rates for the tradename assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a fair value. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess.
Based on these assessments, there were no impairments to the value of our indefinite-lived tradename assets.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$299,549	$—	$60,619	$360,168
Wholesale channel	—	192,998	32,147	225,145
	$299,549	$192,998	$92,766	$585,313

Royalty income, net	$407	$2,119	$723	$3,249

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Two fiscal quarters ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$593,980	$—	$114,442	$708,422
Wholesale channel	—	443,094	63,623	506,717
	$593,980	$443,094	$178,065	$1,215,139

Royalty income, net	$1,926	$5,441	$1,213	$8,580

	Fiscal quarter ended June 29, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$290,249	$—	$54,349	$344,598
Wholesale channel	—	192,911	26,925	219,836
	$290,249	$192,911	$81,274	$564,434

Royalty income, net	$558	$2,484	$962	$4,004

	Two fiscal quarters ended June 29, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$597,890	$—	$109,411	$707,301
Wholesale channel	—	457,042	61,583	518,625
	$597,890	$457,042	$170,994	$1,225,926

Royalty income, net	$2,042	$5,843	$1,335	$9,220
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net were as follows:

(dollars in thousands)	June 28, 2025	December 28, 2024	June 29, 2024
Trade receivables from wholesale customers, net	$138,164	$187,715	$127,583
Royalties receivable	3,802	3,728	3,799
Other receivables	7,479	13,444	10,857
Total gross receivables	$149,445	$204,887	$142,239
Less: Wholesale accounts receivable reserves(1)(2)	(9,093)	(10,053)	(9,879)
Accounts receivable, net	$140,352	$194,834	$132,360
(1)Includes allowance for chargebacks of $2.8 million, $4.4 million, and $5.0 million for the periods ended June 28, 2025, December 28, 2024, and June 29, 2024, respectively.
(2)Includes allowance for credit losses of $6.3 million, $5.7 million, and $4.9 million for the periods ended June 28, 2025, December 28, 2024, and June 29, 2024, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	June 28, 2025	December 28, 2024	June 29, 2024
Contract liabilities - current:
Unredeemed gift cards(1)	$24,998	$25,043	$24,484
Unredeemed customer loyalty rewards	1,587	2,552	1,832
Carter’s credit card - upfront bonus(2)	357	714	714
Total contract liabilities - current(3)	$26,942	$28,309	$27,030

Contract liabilities - non-current(4)	$—	$—	$357
Total contract liabilities	$26,942	$28,309	$27,387
(1)During the second quarters of fiscal 2025 and fiscal 2024, the Company recognized revenue of $1.9 million and $2.0 million related to the gift card liability balance that existed at March 29, 2025 and March 30, 2024, respectively. Additionally, during the first two quarters of fiscal 2025 and fiscal 2024, the Company recognized revenue of $5.5 million and $5.7 million related to the gift card liability balance that existed at December 28, 2024 and December 30, 2023, respectively.
(2)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. The amount as of June 28, 2025 reflects the current portion of this bonus and will be recognized as revenue through the end of fiscal 2025. The amounts as of December 28, 2024 and June 29, 2024 reflected the current portion of this bonus and were recognized as revenue over the subsequent twelve months.
(3)Included with Other current liabilities on the Company’s condensed consolidated balance sheets.
(4)This amount reflects the non-current portion of the Carter’s credit card signing bonus and is included within Other long-term liabilities on the Company’s condensed consolidated balance sheets.
NOTE 4 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	June 28, 2025	December 28, 2024	June 29, 2024
Unredeemed gift cards	$24,998	$25,043	$24,484
Accrued employee benefits	15,130	20,824	11,546
Accrued salaries and wages	12,333	12,345	11,940
Accrued taxes	5,538	14,455	7,671
Accrued bonuses and incentive compensation(*)	7,435	2,757	2,418
Income taxes payable	4,759	13,820	—
Other	25,077	40,808	26,836
Other current liabilities	$95,270	$130,052	$84,895
(*)Increase as of June 28, 2025 relates to higher planned attainment of financial targets relative to the prior periods.
NOTE 5 – SUPPLY CHAIN FINANCE PROGRAM
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of June 28, 2025, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated condensed balance sheets. As of June 28, 2025, December 28, 2024, and June 29, 2024, amounts under the SCF program included in Accounts payable were $27.6 million, $19.0 million, and $31.9 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	June 28, 2025	December 28, 2024	June 29, 2024
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(1,469)	(1,873)	(2,265)
Senior notes, net	$498,531	$498,127	$497,735
Secured revolving credit facility	—	—	—
Long-term debt, net	$498,531	$498,127	$497,735
Secured Revolving Credit Facility
As of June 28, 2025, December 28, 2024, and June 29, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $6.9 million, $4.7 million, and $5.7 million of outstanding letters of credit, respectively.
As of June 28, 2025, December 28, 2024, and June 29, 2024, there was $843.1 million, $845.3 million, and $844.3 million available for future borrowing. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets due to the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
The Company’s secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of June 28, 2025, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.54%, which includes a leverage-based adjustment of 1.125%.
As of June 28, 2025, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Number of shares repurchased(1)	—	354,093	—	461,888
Aggregate cost of shares repurchased (dollars in thousands)(2)	$—	$24,778	$—	$33,778
Average price per share(2)	$—	$69.98	$—	$73.13
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share excludes excise tax on share repurchases.
The Company did not repurchase and retire shares in open market transactions in the second quarter and first two quarters of fiscal 2025. The total aggregate remaining capacity under outstanding repurchase authorizations as of June 28, 2025 was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.

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
Dividends
In the first and second quarters of fiscal 2025, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 and $0.25, respectively (for an aggregate cash dividend per common share of $1.05 for the first two quarters of fiscal 2025). Additionally, in each of the first two quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $1.60 for the first two quarters of fiscal 2024). The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
NOTE 8 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restricted stock:
Time-based awards(1)	$3,268	$3,670	$12,341	$8,431
Performance-based awards(2)	149	(1,379)	431	(1,048)
Market-based awards	171	229	569	307
Stock awards	1,600	1,600	1,600	1,600
Total	$5,188	$4,120	$14,941	$9,290
(1)Increase in the first two quarters of fiscal 2025 was primarily due to the accelerated vesting of outstanding time-based restricted stock awards related to the retirement of our former CEO in the first quarter of fiscal 2025.
(2)During the second quarter and first two quarters of fiscal 2024, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of previously recognized stock-based compensation expense.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
On April 3, 2025, the Company granted the following awards to Douglas C. Palladini in connection with his appointment as CEO and President of the Company and a member of the Board of Directors: 98,400 shares of time-based restricted stock awards and 98,400 shares of market-based restricted stock awards. The number of shares granted was based on the closing price of the Company’s stock on the grant date, which was $35.57, with the time-based restricted stock awards having a grant-date fair value of $35.57 per share and the market-based restricted stock awards having a grant-date fair value of $10.67 per share. A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	June 28, 2025	December 28, 2024	June 29, 2024
Cumulative foreign currency translation adjustments	$(28,861)	$(39,722)	$(27,132)
Pension and post-retirement obligations(*)	(3,956)	(3,956)	(5,682)
Total accumulated other comprehensive loss	$(32,817)	$(43,678)	$(32,814)
(*)Net of income taxes of $1.2 million, $1.2 million, and $1.8 million for the periods ended June 28, 2025, December 28, 2024, and June 29, 2024, respectively.
During the first two quarters of both fiscal 2025 and fiscal 2024, no amounts were reclassified from Accumulated other comprehensive loss to the condensed consolidated statement of operations.
NOTE 10 – FAIR VALUE MEASUREMENTS
Investments
In support of the Company’s employee deferred compensation plan, the Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the Company’s condensed consolidated balance sheets, and their aggregate fair values were $20.0 million, $19.5 million, and $18.4 million at June 28, 2025, December 28, 2024, and June 29, 2024, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.1 million and $0.5 million for the second quarter and the first two quarters of fiscal 2025, respectively. Gains on the investments in marketable securities were $0.5 million and $1.1 million for the second quarter and the first two quarters of fiscal 2024, respectively. These amounts are included in Other (income) expense, net on the Company’s condensed consolidated statement of operations.
Borrowings
As of June 28, 2025, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes was $497.4 million, $494.4 million, and $491.3 million at June 28, 2025, December 28, 2024, and June 29, 2024, respectively. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
During the second quarter of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price since the last impairment test conducted in the fourth quarter of fiscal 2024. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets.
The goodwill impairment assessment for each reporting unit was performed in accordance with ASC 350 and compares the carrying value of each reporting unit to its fair value. Consistent with prior practice, the Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and a control premium. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
are consistent with those we believe hypothetical marketplace participants would use. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
Based on these assessments, there were no impairments to the value of goodwill.
The indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using the relief-from-royalty valuation method, which examines the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. The relief-from-royalty valuation method involves two steps: (1) estimation of reasonable royalty rates for the tradename assets and (2) the application of these royalty rates to a forecasted net revenue stream and discounting the resulting cash flows to determine a fair value. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess.
Based on these assessments, there were no impairments to the value of our indefinite-lived tradename assets.
NOTE 11 – INCOME TAXES
The Company’s effective income tax rate was 73.8% for the second fiscal quarter ended June 28, 2025, compared to 19.6% for the second fiscal quarter ended June 29, 2024. The increase in the effective tax rate was driven by the lower income before income taxes in the second quarter of fiscal 2025, incremental tax expense of $0.9 million related to expiring stock-based compensation, and incremental tax expense of $0.5 million related to Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the second quarter of fiscal 2024.
The Company’s effective income tax rate was 30.7% for the first two fiscal quarters ended June 28, 2025, compared to 22.1% for the first two fiscal quarters ended June 29, 2024. The increase in the effective tax rate was driven by the lower income before income taxes in the first two quarters of fiscal 2025, incremental tax expense of $1.8 million related to expiring stock-based compensation, and incremental tax expense of $0.5 million related to Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the first two quarters of fiscal 2024.
As of June 28, 2025, the Company had gross unrecognized income tax benefits of $8.6 million, of which $5.9 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,409,988	35,688,755	35,361,039	35,774,748
Dilutive effect of equity awards	—	135	605	1,692
Diluted number of common and common equivalent shares outstanding	35,409,988	35,688,890	35,361,644	35,776,440

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$446	$27,639	$15,985	$65,672
Income allocated to participating securities	(231)	(523)	(866)	(1,218)
Net income available to common shareholders	$215	$27,116	$15,119	$64,454

Basic net income per common share	$0.01	$0.76	$0.43	$1.80

Diluted net income per common share:
Net income	$446	$27,639	$15,985	$65,672
Income allocated to participating securities	(231)	(523)	(866)	(1,218)
Net income available to common shareholders	$215	$27,116	$15,119	$64,454

Diluted net income per common share	$0.01	$0.76	$0.43	$1.80

Anti-dilutive awards excluded from diluted earnings per share computation(*)	269,133	424,161	316,202	438,632
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
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income, which excludes the charges mentioned above, and which were included in our previous measure of segment profitability, to better align with management’s assessment of segment performance and to provide better insights into segment performance. Prior period segment operating income for the second quarter and two fiscal quarters ended June 29, 2024 have been recast to conform to the current presentation. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segments assets are not presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below.
Segment Performance
The table below presents certain segment information for our reportable segments for the periods indicated:

	Fiscal quarter ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$299,549	$192,998	$92,766	$585,313
Cost of goods sold	116,495	138,068	48,990	303,553
Selling expenses(1)	127,246	2,420	26,227	155,893
Distribution expenses(2)	18,210	15,184	5,022	38,416
Other segment items(3)	33,830	10,264	8,920	53,014
Segment operating income	$3,768	$27,062	$3,607	$34,437
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

	Two fiscal quarters ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$593,980	$443,094	$178,065	$1,215,139
Cost of goods sold	237,144	308,676	96,469	642,289
Selling expenses	248,768	4,810	50,481	304,059
Distribution expenses	37,460	30,411	11,138	79,009
Other segment items	64,532	16,825	16,586	97,943
Segment operating income	$6,076	$82,372	$3,391	$91,839

	Fiscal quarter ended June 29, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$290,249	$192,911	$81,274	$564,434
Cost of goods sold	106,893	134,805	39,799	281,497
Selling expenses	114,246	2,326	24,220	140,792
Distribution expenses	18,313	13,418	5,180	36,911
Other segment items	32,719	6,155	6,518	45,392
Segment operating income	$18,078	$36,207	$5,557	$59,842

	Two fiscal quarters ended June 29, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$597,890	$457,042	$170,994	$1,225,926
Cost of goods sold	230,416	311,743	85,640	627,799
Selling expenses	229,266	5,338	50,828	285,432
Distribution expenses	38,358	28,296	10,723	77,377
Other segment items	67,478	12,130	16,059	95,667
Segment operating income	$32,372	$99,535	$7,744	$139,651

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total segment operating income	$34,437	$59,842	$91,839	$139,651
Items not included in segment operating income:
Unallocated corporate expenses(1)	(22,687)	(20,390)	(44,699)	(45,163)
Operating model improvement costs(2)	(6,638)	—	(9,800)	—
Leadership transition costs(3)	(1,068)	—	(7,194)	—
Consolidated operating income	$4,044	$39,452	$30,146	$94,488
Interest expense	7,857	7,870	15,676	15,775
Interest income	(4,292)	(3,186)	(7,434)	(6,274)
Other (income) expense, net	(1,224)	404	(1,148)	678
Income before income taxes	$1,703	$34,364	$23,052	$84,309
(1)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our reportable segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(2)Primarily related to third-party consulting costs to support operating model improvement costs.
(3)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
Additional Data by Segment
The tables below present additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
U.S. Wholesale	$2,182	$2,094	$4,359	$4,418
U.S. Retail	8,459	8,921	16,759	17,865
International	2,472	2,831	4,794	5,827
Unallocated corporate	446	563	901	1,134
Total	$13,559	$14,409	$26,813	$29,244

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, those disclosed in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025 and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
OVERVIEW
We are the largest branded marketer of young children’s apparel in North America. We own two of the most highly recognized and trusted brand names in the children’s apparel market, Carter’s and OshKosh B’gosh (or “OshKosh”). We also own Skip Hop, a leading young children’s lifestyle brand, Little Planet, a brand focused on organic fabrics and sustainable materials, Otter Avenue, a toddler-focused apparel brand, and exclusive Carter’s brands developed for Amazon, Target, and Walmart.
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
Launched in July 2025, Otter Avenue is a toddler brand that focuses on functionality designed to encourage independence, while combining fun, sophistication, and fashion-forward styles. This brand includes a curated assortment of toddler apparel and accessories.
Additionally, Child of Mine, an exclusive Carter’s brand, is sold at Walmart, Just One You, an exclusive Carter’s brand, is sold at Target, and Simple Joys, an exclusive Carter’s brand, is available on Amazon.
Our purpose is to embrace the wonder of childhood and uplift those shaping the future. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel global business model, which includes retail stores, eCommerce, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
us to reach a broad range of consumers around the world. As of June 28, 2025, our channels included 1,065 company-owned retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2024 fiscal year ended December 28, 2024.
Fiscal Periods
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2025 will end on January 3, 2026 and includes 53 weeks. Fiscal 2024 ended on December 28, 2024 and included 52 weeks. The fiscal quarters ended June 28, 2025 and June 29, 2024 each included 13 weeks.
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
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative (“SG&A”) expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including restructuring costs, operating model improvement costs, leadership transition costs, and impairment charges related to goodwill and indefinite-lived intangible assets, which were included in our previous measure of segment profitability. This change has no impact on our consolidated operating income. Management believes this updated presentation more accurately reflects how the business is managed and provides better insight into segment performance. Prior period segment operating income for the fiscal quarter and two fiscal quarters ended June 29, 2024 have been recast to conform to the current presentation.
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
Recent Developments
Operating Model Improvement
During the first quarter of fiscal 2025, with the assistance of external industry experts, we conducted a comprehensive assessment of our business with the goal of identifying long-term growth opportunities and to scope the strategies and investments needed to realize them in the coming years.
This review highlighted many strengths, including our brand assets, significant awareness and equity with consumers, and the unique reach of our multi-channel business model. It also identified a number of opportunities to improve the focus and appeal of our product offerings in order to capture new customer segments and market share going forward.
Based on learnings from the review, we are pursuing enhancements to our operating model, which include improving our product and brand development processes to be faster, nimbler, and more responsive to changing consumer preferences. We believe this operating model work is very foundational to improving our capabilities and will better position us for future growth. At the same time, we remain focused on disciplined cost management and plan to pursue additional productivity initiatives across the business.
Operating model improvement costs, primarily related to third-party consulting fees, were $6.6 million and $9.8 million for the fiscal quarter and two fiscal quarters ended June 28, 2025, respectively. These costs were included in SG&A expenses in our condensed consolidated statement of operations. We anticipate incurring additional costs of approximately $4 million to $5 million for the remainder of fiscal 2025.
Dividend Update
In the second quarter of fiscal 2025, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.25, which represented a 69% reduction when compared to the cash dividend per common share paid of $0.80 in the first quarter of fiscal 2025. The action was taken to realign our dividend with our current level of profitability, especially against the backdrop of a challenging market environment and the possibility the Company may incur significantly higher product costs as the result of the new proposed tariffs on products imported into the United States.
Leadership Transition
On March 26, 2025, the Company announced the appointment of Douglas C. Palladini as Chief Executive Officer and President and a member of the Board of Directors, effective April 3, 2025. Mr. Palladini brings extensive leadership and brand-building experience to the role and succeeded Richard F. Westenberger, then serving as Interim Chief Executive Officer. Mr. Westenberger continues to serve as Chief Financial Officer & Chief Operating Officer.
Known or Anticipated Trends
Trade Policy
Following its inauguration in January 2025, the second Trump Administration has made numerous announcements and taken action to increase tariffs assessed on products imported into the United States, which introduced heightened uncertainty across the global economy. Given that we source all of our apparel and other products from a global network of third-party suppliers—primarily located in Asia—any new or increased tariffs, quotas, embargoes, or other trade barriers have the potential to adversely affect our supply chain, cost structure, margins, and competitiveness. Additionally, retaliatory actions taken by impacted countries could further disrupt global trade and create additional inflationary pressures in raw materials and logistics.
While these recently announced tariffs did not have a material impact on the Company’s financial results during the second quarter of fiscal 2025, we expect incremental tariffs related to imports from China, Vietnam, Indonesia, and other countries to negatively impact our pre-tax income by approximately $35 million in the second half of fiscal 2025. On an annualized gross basis, the Company estimates to incur additional costs of approximately $125 million to $150 million related to these incremental tariffs. The Company is pursuing actions to mitigate the impact, which include, but are not limited to, pricing of our products, product configurations, inventory management, country of origin mix, and sharing the costs of incremental tariffs with our vendor partners. These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins, and overall financial performance may be materially harmed.

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
Second Fiscal Quarter 2025 Financial Highlights
Unless otherwise stated, comparisons are to the second quarter of fiscal 2024:
•Consolidated net sales increased $20.9 million, or 3.7%, to $585.3 million, driven by higher unit volumes in U.S. Retail, increased traffic and demand in Mexico and Canada, and the timing of shipments to our international wholesale partners.
◦U.S. Retail comparable net sales increased 2.2%, driven by improved conversion rates and higher units per transaction, resulting in increased units sold. Additionally, we saw an improvement in traffic trends in the second quarter. We believe this reflects the positive impact of our selected investments in pricing, compelling product offerings, and the timing of the Easter holiday.
◦Canada comparable net sales increased 7.6%, driven by improved traffic, higher conversion rates in stores, and higher units per transaction, which resulted in increased units sold. We believe this reflects the strength of our competitive positioning in the Canadian market.
•Consolidated gross profit decreased $1.2 million, or 0.4%, to $281.8 million, and consolidated gross margin decreased 200 bps to 48.1%, due to factors that include lower average product selling prices per unit as a result of selective investments in pricing and higher sales to off-price wholesale channel customers.
•Consolidated SG&A expenses increased $33.5 million, or 13.5%, to $281.0 million. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 420 bps to 48.0%, driven by factors that include costs related to operating model improvements and leadership transition, investments in new and remodeled retail stores, and increased performance-based compensation.
•Consolidated operating income decreased $35.4 million, or 89.7%, to $4.0 million and adjusted consolidated operating income, a non-GAAP financial measure, decreased $27.7 million, or 70.2%, to $11.8 million. Operating margin decreased 630 bps to 0.7%, and adjusted operating margin decreased 500 bps to 2.0%, driven by the factors discussed in detail below.
•Consolidated net income decreased $27.2 million, or 98.4%, to $0.4 million, driven by the factors discussed in detail below.
•Diluted net income per common share decreased $0.75, or 98.7%, to $0.01, and adjusted diluted net income per common share decreased $0.59, or 77.6%, to $0.17.
•During the first two quarters of fiscal 2025, we opened 14 stores and closed 9 stores in the United States. We remain focused on improving the productivity of our existing U.S. Retail store fleet, including through the remodeling of existing store locations and closing underperforming stores as leases expire. Our new store comparable sales continue to outperform our overall fleet comparable sales, and we stay committed to selectively opening new stores in high-traffic, impactful locations. Additionally, we plan to focus on enhancing the in-store shopping experience, including through the implementation of a new fleet segmentation strategy beginning in fiscal 2026, to provide a better customer experience and to drive brand loyalty.
•As a result of our strong financial position and available liquidity, we returned $9.1 million in cash dividends to our shareholders in the second quarter of fiscal 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JUNE 28, 2025 COMPARED TO SECOND FISCAL QUARTER ENDED JUNE 29, 2024
The following table summarizes our results of operations.

	Fiscal quarter ended
(dollars in thousands, except per share data)	June 28, 2025	June 29, 2024	$ Change	% / bps Change
Consolidated net sales	$585,313	$564,434	$20,879	3.7%
Cost of goods sold	303,553	281,497	22,056	7.8%
Gross profit	281,760	282,937	(1,177)	(0.4)%
Gross profit as % of consolidated net sales	48.1%	50.1%		(200) bps
Royalty income, net	3,249	4,004	(755)	(18.9)%
Royalty income as % of consolidated net sales	0.6%	0.7%		(10) bps
Selling, general, and administrative expenses	280,965	247,489	33,476	13.5%
SG&A expenses as % of consolidated net sales	48.0%	43.8%		420 bps
Operating income	4,044	39,452	(35,408)	(89.7)%
Operating income as % of consolidated net sales	0.7%	7.0%		(630) bps
Interest expense	7,857	7,870	(13)	(0.2)%
Interest income	(4,292)	(3,186)	(1,106)	34.7%
Other (income) expense, net	(1,224)	404	(1,628)	nm
Income before income taxes	1,703	34,364	(32,661)	(95.0)%
Income tax provision	1,257	6,725	(5,468)	(81.3)%
Effective tax rate(*)	73.8%	19.6%		nm
Net income	$446	$27,639	$(27,193)	(98.4)%

Basic net income per common share	$0.01	$0.76	$(0.75)	(98.7)%
Diluted net income per common share	$0.01	$0.76	$(0.75)	(98.7)%
Dividend declared and paid per common share	$0.25	$0.80	$(0.55)	(68.8)%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. If applicable, percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $20.9 million, or 3.7%, to $585.3 million. The increase in net sales was driven by higher unit volumes in U.S. Retail, increased traffic and demand in Mexico and Canada, the timing of the Easter holiday, and the timing of shipments to our international wholesale partners. These increases were partially offset by lower average product selling prices per unit, driven by investments in pricing, and the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar compared to the second quarter of fiscal 2024.
Units sold increased by a high-single digit percentage and average product selling prices per unit decreased by a mid-single digit percentage. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of $3.1 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $1.2 million, or 0.4%, to $281.8 million and consolidated gross margin decreased 200 bps to 48.1%. The decrease in consolidated gross profit and gross margin was driven by lower average product selling prices per unit and increased sales to our off-price wholesale channel customers, partially offset by decreased inventory provisions driven by improved utilization of excess inventory.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $33.5 million, or 13.5%, to $281.0 million and increased as a percentage of consolidated net sales by 420 bps to 48.0%. This increase in SG&A rate was driven by costs associated with operating model improvements and leadership transition, higher performance-based compensation expense, increased distribution expense related to higher volumes shipped and increased third-party logistics costs, and continued investments in new and remodeled

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
retail stores. Performance-based compensation expense, as a percentage of net sales, increased 130 bps, due to a higher projected attainment of annual incentive objectives relative to the prior period.
Operating Income
Consolidated operating income decreased $35.4 million, or 89.7%, to $4.0 million and decreased as a percentage of net sales by 630 bps to 0.7%, primarily due to the factors previously discussed.
Interest Income
Consolidated interest income increased $1.1 million to $4.3 million due to increased cash balances during the period and interest recognized on federal tax refunds.
Other (Income) Expense, Net
Consolidated other income was $1.2 million in the second quarter of fiscal 2025 compared to consolidated other expense of $0.4 million in the second quarter of fiscal 2024. The change was driven by favorable changes in foreign currency exchange rates during the quarter.
Income Taxes
Consolidated income tax provision decreased $5.5 million, or 81.3%, to $1.3 million and the effective tax rate increased to 73.8%. The increase in the effective tax rate is driven by the lower level of income before income taxes in the second quarter of fiscal 2025 quarter, incremental tax expense of $0.9 million related to expiring stock-based compensation, and incremental tax expense of $0.5 million related to Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the second quarter of fiscal 2024.
Net Income
Consolidated net income decreased $27.2 million, or 98.4%, to $0.4 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Second Quarter of Fiscal 2025 compared to Second Quarter of Fiscal 2024
The following table summarizes net sales by segment and segment operating income for the second quarter of fiscal 2025 and the second quarter of fiscal 2024:

	Fiscal quarter ended
(dollars in thousands)	June 28, 2025	% of consolidated net sales	June 29, 2024	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$299,549	51.2%	$290,249	51.4%	$9,300	3.2%
U.S. Wholesale	192,998	33.0%	192,911	34.2%	87	—%
International	92,766	15.8%	81,274	14.4%	11,492	14.1%
Consolidated net sales	$585,313	100.0%	$564,434	100.0%	$20,879	3.7%

Segment operating income(1):		Segment operating margin		Segment operating margin
U.S. Retail	$3,768	1.3%	$18,078	6.2%	$(14,310)	(79.2)%
U.S. Wholesale	27,062	14.0%	36,207	18.8%	(9,145)	(25.3)%
International	3,607	3.9%	5,557	6.8%	(1,950)	(35.1)%
Total segment operating income	$34,437	5.9%	$59,842	10.6%	$(25,405)	(42.5)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	$(22,687)	n/a	$(20,390)	n/a	$(2,297)	11.3%
Operating model improvement costs(2)	(6,638)	n/a	—	n/a	n/a	n/a
Leadership transition costs(3)	(1,068)	n/a	—	n/a	n/a	n/a
Consolidated operating income	4,044	0.7%	39,452	7.0%	$(27,702)	(70.2)%
(1)Segment operating income for the fiscal quarter ended June 29, 2024 has been recast to conform to the current presentation.
(2)Primarily related to third-party consulting costs to support operating model improvements.
(3)Related to costs associated with the transition of our former CEO, including executive recruiting costs, and other related costs.
U.S. Retail
U.S. Retail segment net sales increased $9.3 million, or 3.2%, to $299.5 million. The increase in net sales was driven by improved conversion rates and higher units per transaction, resulting in a high-single digit percentage increase in units sold. We believe this reflects the positive impact of our selective investments in pricing and the timing of the Easter holiday. Other contributing factors to the increase in net sales include sales contribution of our new retail stores and growth with our core baby assortment. These factors were partially offset by a low-single digit percentage decrease to average product selling prices per unit due to selective investments in our pricing and product mix, as well as lower demand for other product offerings, including our kid-sized assortment.
Comparable net sales, including retail store and eCommerce, increased 2.2% primarily driven by the factors mentioned above. As of June 28, 2025, we operated 809 retail stores in the U.S. compared to 804 as of December 28, 2024, and 789 as of June 29, 2024.
U.S. Retail segment operating income decreased $14.3 million, or 79.2%, to $3.8 million, primarily due to a decrease in gross profit of $0.3 million and an increase in SG&A expenses of $13.9 million. Segment operating margin decreased 490 bps to 1.3%, primarily driven by a 210 bps decrease in gross margin and a 290 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average product selling prices per unit mentioned above and product mix. The increase in SG&A rate was driven by continued investments in new and remodeled retail stores and higher performance-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Wholesale
U.S. Wholesale segment net sales increased $0.1 million to $193.0 million, driven by increased sales to our off-price wholesale channel customers and increased demand for our Skip Hop and Little Planet brands. These factors were offset by a low-single digit decrease in sales of our exclusive Carter’s brands, lower demand for seasonal product with department stores, and decreased average product selling prices per unit. Units sold increased by a mid-single digit percentage. Average product selling prices per unit decreased by a mid-single digit percentage driven by selective investments in pricing and channel mix.
U.S. Wholesale segment operating income decreased $9.1 million, or 25.3%, to $27.1 million, primarily due to a decrease in gross profit of $3.2 million and an increase in SG&A expenses of $5.6 million. Segment operating margin decreased 480 bps to 14.0%, driven by a 160 bps decrease in gross margin and a 290 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average product selling prices per unit sold and increased sales to low-margin off-price wholesale channel customers, partially offset by decreased inventory provisions driven by improved utilization of excess inventory. The increase in the SG&A rate was driven by increased distribution expense related to higher volumes shipped and higher third-party logistics, increased performance-based compensation expense, and increased bad debt expense.
International
International segment net sales increased $11.5 million, or 14.1%, to $92.8 million, driven by stronger traffic in Canada and Mexico and the timing of shipments to our international wholesale partners. Canadian comparable net sales, including retail stores and eCommerce, increased 7.6%, driven by improved traffic, higher conversion rates in stores, and higher units per transaction, resulting in increased units sold. We believe this reflects the strength of our competitive positioning in the Canadian market, the timing of the Easter holiday, and strong demand for our seasonal product. International segment units sold increased by a mid-teen digit percentage.
These factors were partially offset by decreased average product selling prices per unit. Average product selling prices per unit decreased by a low-single digit percentage, due to the unfavorable impact of foreign currency exchange rates. Changes in foreign currency exchange rates used for translation had a $3.1 million unfavorable effect on International segment net sales.
As of June 28, 2025, we operated 192 stores and 64 stores in Canada and Mexico, respectively. As of December 28, 2024, we operated 191 and 62 stores in Canada and Mexico, respectively. As of June 29, 2024, we operated 186 and 52 stores in Canada and Mexico, respectively.
International segment operating income decreased $2.0 million, or 35.1%, to $3.6 million, primarily due to an increase in SG&A expenses of $4.0 million, partially offset by an increase in gross profit of $2.3 million. Segment operating margin decreased 290 bps to 3.9%, driven by a 380 bps decrease in gross margin, partially offset by a 130 bps decrease in the SG&A rate. The decrease in gross margin was due to decreased average product selling prices per unit and higher average cost per unit sold. Average cost per unit sold increased by a high-single digit percentage due to higher product input costs. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales, partially offset by increased performance-based compensation expense, retail store rent, retail store employee costs and bad debt expense.
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
Unallocated corporate expenses increased $2.3 million, or 11.3%, to $22.7 million. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 30 bps to 3.9% driven by increased performance-based compensation expense and higher recruiting costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
TWO FISCAL QUARTERS ENDED JUNE 28, 2025 COMPARED TO TWO FISCAL QUARTERS ENDED JUNE 29, 2024
The following table summarizes our results of operations.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	June 28, 2025	June 29, 2024	$ Change	% / bps Change
Consolidated net sales	$1,215,139	$1,225,926	$(10,787)	(0.9)%
Cost of goods sold	642,289	627,799	14,490	2.3%
Gross profit	572,850	598,127	(25,277)	(4.2)%
Gross profit as % of consolidated net sales	47.1%	48.8%		(170) bps
Royalty income, net	8,580	9,220	(640)	(6.9)%
Royalty income, net as % of consolidated net sales	0.7%	0.8%		(10) bps
Selling, general, and administrative expenses	551,284	512,859	38,425	7.5%
SG&A expenses as % of consolidated net sales	45.4%	41.8%		360 bps
Operating income	30,146	94,488	(64,342)	(68.1)%
Operating income as % of consolidated net sales	2.5%	7.7%		(520) bps
Interest expense	15,676	15,775	(99)	(0.6)%
Interest income	(7,434)	(6,274)	(1,160)	18.5%
Other (income) expense, net	(1,148)	678	(1,826)	nm
Income before income taxes	23,052	84,309	(61,257)	(72.7)%
Income tax provision	7,067	18,637	(11,570)	(62.1)%
Effective tax rate(*)	30.7%	22.1%		860 bps
Net income	$15,985	$65,672	$(49,687)	(75.7)%

Basic net income per common share	$0.43	$1.80	$(1.37)	(76.1)%
Diluted net income per common share	$0.43	$1.80	$(1.37)	(76.1)%
Dividend declared and paid per common share	$1.05	$1.60	$(0.55)	(34.4)%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $10.8 million, or 0.9%, to $1.22 billion. The decrease in net sales was driven by lower demand for our exclusive Carter’s brands, decreased average product selling prices per unit driven by selective investments in pricing, reduced traffic in U.S. Retail, and the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar compared to the first two quarters of fiscal 2024. These decreases were partially offset by increased units per transaction driven by our selective investments in pricing, increased sales to off-price wholesale channel customers, and increased demand in Canada and from our international wholesale partners.
Average product selling prices per unit decreased by a mid-single digit percentage and units sold increased by a low-single digit percentage. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of $9.5 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $25.3 million, or 4.2%, to $572.9 million and consolidated gross margin decreased 170 bps to 47.1%. The decrease in consolidated gross profit and gross margin was driven by decreased net sales, lower average product selling prices per unit, and increased sales to off-price wholesale channel customers, partially offset by channel mix and decreased inventory provisions driven by improved utilization of excess inventory.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $38.4 million, or 7.5%, to $551.3 million and increased as a percentage of consolidated net sales by 360 bps to 45.4%. This increase in SG&A rate was driven by fixed cost deleverage on decreased sales, costs related to operating model improvements and leadership transition, increased performance-based compensation expense, increased distribution costs due to increased units shipped and higher third-party logistics costs, investments in new and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
remodeled retail stores, and higher recruiting costs. Performance-based compensation expense as a percentage of net sales increased 50 bps, due to a higher projected attainment of annual incentive objectives relative to the prior period.
Operating Income
Consolidated operating income decreased $64.3 million, or 68.1%, to $30.1 million and decreased as a percentage of net sales by 520 bps to 2.5%, primarily due to the factors previously discussed.
Interest Income
Consolidated interest income increased $1.2 million to $7.4 million, due to increased cash balances during the period and interest recognized on federal tax refunds.
Other (Income) Expense, Net
Consolidated other income was $1.1 million in the first two quarters of fiscal 2025 compared to consolidated other expense of $0.7 million in the first two quarters of fiscal 2024. The change was driven by favorable changes in foreign currency exchange rates during the period.
Income Taxes
Consolidated income tax provision decreased $11.6 million, or 62.1%, to $7.1 million and the effective tax rate increased 860 bps to 30.7%. The increase in the effective tax rate was driven by the lower income before income taxes in the first two quarters of fiscal 2025, incremental tax expense of $1.8 million related to expiring stock-based compensation, and incremental tax expense of $0.5 million related to Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the first quarters of fiscal 2024.
Net Income
Consolidated net income decreased $49.7 million, or 75.7%, to $16.0 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Two Quarters of Fiscal 2025 compared to First Two Quarters of Fiscal 2024
The following table summarizes net sales and segment operating income, by segment, for the first two quarters of fiscal 2025 and fiscal 2024:

	Two fiscal quarters ended
(dollars in thousands)	June 28, 2025	% of consolidated net sales	June 29, 2024	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$593,980	48.9%	$597,890	48.8%	$(3,910)	(0.7)%
U.S. Wholesale	443,094	36.5%	457,042	37.3%	(13,948)	(3.1)%
International	178,065	14.6%	170,994	13.9%	7,071	4.1%
Consolidated net sales	$1,215,139	100.0%	$1,225,926	100.0%	$(10,787)	(0.9)%

Segment operating income(1):		Segment operating margin		Segment operating margin
U.S. Retail	$6,076	1.0%	$32,372	5.4%	$(26,296)	(81.2)%
U.S. Wholesale	82,372	18.6%	99,535	21.8%	(17,163)	(17.2)%
International	3,391	1.9%	7,744	4.5%	(4,353)	(56.2)%
Total segment operating income	$91,839	7.6%	$139,651	11.4%	$(47,812)	(34.2)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	$(44,699)	n/a	$(45,163)	n/a	$(464)	(1.0)%
Operating model improvement costs(2)	(9,800)	n/a	—	n/a	n/a	n/a
Leadership transition costs(3)	(7,194)	n/a	—	n/a	n/a	n/a
Consolidated operating income	$30,146	2.5%	$94,488	7.7%	$(64,342)	(68.1)%
(1)Segment operating income for the two fiscal quarters ended June 29, 2024 have been recast to conform to the current presentation.
(2)Primarily related to third-party consulting costs to support operating model improvements.
(3)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
U.S. Retail
U.S. Retail segment net sales decreased $3.9 million, or 0.7%, to $594.0 million. The decrease in net sales was driven by lower average product selling prices per unit, decreased traffic in our retail stores, and lower demand for our kid-sized assortment. These factors were partially offset by sales contribution of our new retail stores and growth in our baby size products. Decreased traffic was partially offset by increased conversion rates and unit per transactions in both our stores and eCommerce channels. As a result, units sold increased by a mid-single digit percentage, reflecting the positive impact of our selective investments in pricing.
Average product selling prices per unit decreased by a mid-single digit percentage due to selective investments in our pricing and product mix. Comparable net sales, including retail store and eCommerce, decreased 1.6% driven by the factors mentioned above.
U.S. Retail segment operating income decreased $26.3 million, or 81.2%, to $6.1 million, primarily due to a decrease in gross profit of $10.6 million and an increase in SG&A expenses of $15.5 million. Segment operating margin decreased 440 bps to 1.0%, driven by a 140 bps decrease in gross margin and a 300 bps increase in the SG&A rate. The decrease in gross margin was driven by decreased average product selling prices per unit and product mix. The increase in the SG&A rate was driven by investments in new and remodeled retail stores, increased performance-based compensation expense, and fixed cost deleverage on lower net sales.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $13.9 million, or 3.1%, to $443.1 million, driven by a high-single digit decrease in sales of our exclusive Carter’s brands, decreased demand with department stores, and decreased average product selling prices per unit. These factors were partially offset by increased sales to our off-price wholesale channel customers and increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
demand for our Skip Hop brand. Average product selling prices per unit decreased by a mid-single digit percentage. Units sold increased by a low-single digit percentage.
U.S. Wholesale segment operating income decreased $17.2 million, or 17.2%, to $82.4 million, primarily due to a decrease in gross profit of $10.9 million and a increase in SG&A expenses of $5.9 million. Segment operating margin decreased 320 bps to 18.6%. The drivers of the decrease in operating margin were a 150 bps decrease in gross margin and a 170 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average product selling prices per unit sold and channel mix, partially offset by decreased inventory provisions driven by improved utilization of excess inventory. The increase in the SG&A rate was driven by increased distribution and performance-based compensation costs, as well as fixed cost deleverage on decreased sales.
International
International segment net sales increased $7.1 million, or 4.1%, to $178.1 million, driven by stronger traffic in Canada and Mexico and improved demand with our international wholesale partners. Canadian comparable net sales, including retail stores and eCommerce, increased 5.1% driven by an increase in traffic, higher conversion rates in stores, and higher units per transaction, resulting in increased units sold. We believe this reflects the positive impacts of our selective investments in pricing, the strength of our competitive positioning in the Canadian market, and the Canadian sales tax holiday. International segment units sold increased by a low-double digit percentage.
These factors were partially offset by decreased average product selling prices per unit. Average product selling prices per unit decreased by a mid-single digit percentage, due to the unfavorable impact of foreign currency exchange rates. Changes in foreign currency exchange rates used for translation had a $9.5 million unfavorable effect on International segment net sales.
International segment operating income decreased $4.4 million, or 56.2%, to $3.4 million, primarily due to a decrease in gross profit of $3.8 million and an increase in SG&A expenses of $0.5 million. Segment operating margin decreased 260 bps to 1.9%, driven by a 410 bps decrease in gross margin, partially offset by a 160 bps decrease in the SG&A rate. The decrease in gross margin was due to decreased average product selling prices per unit and increased average cost per unit sold. Average cost per unit sold increased by a low-single digit percentage due to higher product input costs. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales, partially offset by increased performance-based compensation, increased retail store rent, and retail store employee costs.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $0.5 million, or 1.0%, to $44.7 million and unallocated corporate expenses, as a percentage of consolidated net sales, was consistent at 3.7%.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Fiscal quarter ended
	June 28, 2025					June 29, 2024
(dollars in millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$4.0	0.7%	$1.3	$0.4	$0.01	$39.5	7.0%	$6.7	$27.6	$0.76
Operating model improvement costs(1)	6.6		1.6	5.0	0.14	—		—	—	—
Leadership transition costs(2)	1.1		0.3	0.8	0.02	—		—	—	—
As adjusted	$11.8	2.0%	$3.1	$6.3	$0.17	$39.5	7.0%	$6.7	$27.6	$0.76
(1)Primarily related to third-party consulting costs to support operating model improvements.
(2)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
Note: Results may not be additive due to rounding.

	Two fiscal quarters ended
	June 28, 2025					June 29, 2024
(dollars in millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$30.1	2.5%	$7.1	$16.0	$0.43	$94.5	7.7%	$18.6	$65.7	$1.80
Operating model improvement costs(1)	9.8		2.4	7.4	0.21	—		—	—	—
Leadership transition costs(2)	7.2		0.6	6.6	0.18	—		—	—	—
As adjusted	$47.1	3.9%	$10.0	$30.1	$0.83	$94.5	7.7%	$18.6	$65.7	$1.80
(1)Primarily related to third-party consulting costs to support operating model improvements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES
Our ongoing cash needs are primarily for working capital (consisting primarily of inventory), capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in “Forward-Looking Statements” section of this Form 10-Q, including, but not limited to, our risk factors discussed under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, the risk factors discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K, and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Known or Anticipated Trends” in this Quarterly Report on Form 10-Q, the impacts of new tariffs or trade restrictions will have an adverse impact on our cost structure and could have an adverse impact on our supply chain, which may impact our working capital needs in the near term. We are pursuing actions to mitigate the impact, but we expect some volatility in cash flows in near term. However, we believe that our sources of liquidity, including the available borrowing capacity under our secured revolving credit facility, will be sufficient to manage these recent developments.
As of June 28, 2025, we had $338.2 million of cash and cash equivalents held at major financial institutions, including $63.5 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at June 28, 2025 were $140.4 million compared to $132.4 million at June 29, 2024 and $194.8 million at December 28, 2024. The increase of $8.0 million, or 6.0%, at June 28, 2025 compared to June 29, 2024 primarily reflects the timing of wholesale customer shipments. Due to the seasonal nature of our operations, the net accounts receivable balance at June 28, 2025 is not comparable to the net accounts receivable balance at December 28, 2024.
Inventories at June 28, 2025 were $619.1 million compared to $599.3 million at June 29, 2024 and $502.3 million at December 28, 2024. The increase of $19.8 million, or 3.3%, at June 28, 2025 compared to June 29, 2024 was driven by incremental tariffs imposed on products imported into the United States, partially offset by decreased days of supply. Due to the seasonal nature of our operations, the inventory balance at June 28, 2025 is not comparable to the inventories balance at December 28, 2024.
Operating lease assets at June 28, 2025 were $571.3 million compared to $509.2 million at June 29, 2024 and $577.1 million at December 28, 2024. The increase of $62.1 million or 12.2%, at June 28, 2025 compared to June 29, 2024 was driven by the renewal of one of our distribution centers in Georgia, the renewal of a contract with a third-party logistic provider in California for warehousing and distribution purposes, and investments in our retail store fleet.
Cash Flow
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $8.3 million for the first two quarters of fiscal 2025 compared to net cash provided by operating activities of $91.7 million in the first two quarters of fiscal 2024. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The change in net cash from operating activities was primarily driven by decreased net income, including operating model improvement costs, as well as increased inventory purchases driven by incremental tariffs imposed on products imported into the U.S.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26.5 million for the first two quarters of fiscal 2025 compared to $24.3 million in the first two quarters of fiscal 2024. The increase in net cash used in investing activities was driven by increased capital expenditures. Capital expenditures in the first two quarters of fiscal 2025 was driven by U.S. and international retail store openings and remodels and investments in our distribution facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We plan to invest $65.0 million in capital expenditures in fiscal 2025, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $42.8 million in the first two quarters of fiscal 2025 compared to $99.4 million in the first two quarters of fiscal 2024. This change in cash flow from financing activities was primarily driven by open market repurchases of common stock in the first two quarters of fiscal 2024 that did not reoccur in the first two quarters of fiscal 2025 and a decrease in cash dividends distributed to shareholders.
Share Repurchases
The Company did not repurchase and retire shares in open market transactions in the first two quarters of fiscal 2025. In the first two quarters of fiscal 2024, we repurchased and retired 461,888 shares in open market transactions for $33.8 million, at an average price of $73.13 per share.
The total remaining capacity under outstanding repurchase authorizations as of June 28, 2025 was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first and second quarters of fiscal 2025, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 and $0.25, respectively (for an aggregate cash dividend per common share of $1.05 for the first two quarters of fiscal 2025). Additionally, in each of the first two quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $1.60 for the first two quarters of fiscal 2024). Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of June 28, 2025, December 28, 2024, and June 29, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $6.9 million, $4.7 million, and $5.7 million of outstanding letters of credit, respectively. There were no borrowings in the first two quarters of fiscal 2025 or fiscal 2024.
As of June 28, 2025, December 28, 2024, and June 29, 2024, there was $843.1 million, $845.3 million, and $844.3 million available for future borrowing, respectively. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Our secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of June 28, 2025, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.54%, which includes a leverage-based adjustment of 1.125%.
As of June 28, 2025, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Senior Notes
As of June 28, 2025, the Company had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of June 28, 2025 is reported net of $1.5 million of unamortized issuance-related debt costs.
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
Goodwill and Indefinite-lived Intangible Assets
During the second quarter of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price since the last impairment test conducted in the fourth quarter of fiscal 2024. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets.
The assumptions used in the quantitative impairment test of the goodwill of our reporting units include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and a control premium. The assumptions used in the quantitative impairment test of our indefinite-lived intangible tradename assets include revenue growth and profitability, terminal growth rates, discount rates, and royalty rates.
The assessment indicated that the fair value of assets for the U.S. Wholesale reporting unit exceeded its carrying value by over 100%. Additionally, the fair value of our indefinite-lived tradename assets exceeded the carrying values by at least 38%.
The assessment indicated that the fair value of assets for the U.S. Retail reporting unit and the Canada reporting unit exceeded its carrying values by approximately 17% and 12%, respectively. Sensitivity tests on the U.S. Retail and Canada reporting units showed that a 100 basis point increase in the discount rates, 50 basis point decrease in the long-term revenue growth rate, 250 basis point decrease in annual revenue growth rates, or a 50 bps decrease in annual operating margins would not change the conclusion and would not result in an impairment charge.
Additionally, the assessment indicated that the fair value of assets for the Other International reporting unit exceeded its carrying value by approximately 6%. Sensitivity tests on the Other International reporting unit showed that a 50 basis point decrease in the long-term growth rate would not change the conclusion and would not result in an impairment charge. However, a 50 basis point decrease in annual operating margins or a 250 basis point decrease in annual revenue growth rates would each indicate a goodwill impairment charge of approximately $5 million, and a 100 basis point increase in the discount rates would indicate a goodwill impairment charge of approximately $10 million ascribed to the Other International reporting unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The degree of uncertainty associated with the assumptions used in our impairment tests is elevated in the current macroeconomic environment due to evolving trade policies. The Company continues to monitor these macroeconomic conditions, including the potential impacts from new tariffs or trade restrictions, which could adversely affect the financial performance of our reporting units and indefinite-lived intangible tradename assets. Should these conditions lead to a significant decline in projected financial results, there could be impairment charges to these assets mentioned above, to the goodwill ascribed to our other reporting units, or to our other indefinite-lived intangible tradename assets.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024, had a $3.1 million unfavorable effect on our consolidated net sales. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2025, compared to the first two quarters of fiscal 2024, had a $9.5 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of June 28, 2025, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of June 28, 2025.

Changes in Internal Control over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended June 28, 2025 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended June 28, 2025.

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
As a result of the tariffs announced on April 2, 2025 or additional tariffs or other restrictions, quotas, embargoes, or safeguards that are placed on goods imported into the United States, or any related counter-measures that are taken by other countries, we expect to take actions which may include, but not be limited to, pricing of our products, product configurations, inventory management, country of origin mix, and sharing the costs of incremental tariffs with our vendor partners. The actions that we take may not fully offset the impact of tariffs and, as a result, our market share, revenue, gross margins, and results of operations may be materially harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
March 30, 2025 through April 26, 2025	—	$—	—	$598,966,271

April 27, 2025 through May 24, 2025	3,233	$34.17	—	$598,966,271

May 25, 2025 through June 28, 2025	—	$—	—	$598,966,271

Total	3,233		—
(1)All the shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between April 27, 2025 and May 24, 2025.
(2)The Company did not repurchase shares in open market transactions during the second quarter of fiscal 2025. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(3)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 28, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

CARTER’S, INC.

July 25, 2025	/s/ DOUGLAS C. PALLADINI
Douglas C. Palladini
Chief Executive Officer & President
(Principal Executive Officer)

July 25, 2025	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)