Form 10-Q
period 2025-09-27
CARTERS INC
filed 2025-10-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 27, 2025
OR
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
(678) 791-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CRI	New York Stock Exchange
Series A Preferred Stock Purchase Rights	-	New York Stock Exchange
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
As of October 22, 2025, there were 36,447,868 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2025, December 28, 2024, and September 28, 2024	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 27, 2025 and September 28, 2024	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 27, 2025 and September 28, 2024	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal quarters ended September 27, 2025, June 28, 2025, March 29, 2025, September 28, 2024, June 29, 2024, and March 30, 2024	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 27, 2025 and September 28, 2024	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4	Controls and Procedures	40

Part II. Other Information

Item 1	Legal Proceedings	41
Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3	Defaults upon Senior Securities	42
Item 4	Mine Safety Disclosures	42
Item 5	Other Information	42
Item 6	Exhibits	43

Signatures		44

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 27, 2025	December 28, 2024	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$184,190	$412,926	$175,536
Accounts receivable, net of allowance for credit losses of $12,026, $5,663, and $8,303, respectively	237,866	194,834	247,013
Finished goods inventories, net of inventory reserves of $12,347, $8,257, and $17,135, respectively	656,149	502,332	607,384
Prepaid expenses and other current assets	55,576	32,580	41,577
Total current assets	1,133,781	1,142,672	1,071,510
Property, plant, and equipment, net of accumulated depreciation of $599,467, $602,670, and $642,420, respectively	189,012	180,956	182,292
Operating lease assets	611,569	577,133	560,246
Tradenames, net	268,718	268,008	298,053
Goodwill	208,351	206,875	209,384
Customer relationships, net	20,993	23,543	24,440
Other assets	37,015	33,980	32,460
Total assets	$2,469,439	$2,433,167	$2,378,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,235	$248,200	$273,909
Current operating lease liabilities	150,548	130,564	130,140
Other current liabilities	110,907	130,052	80,059
Total current liabilities	501,690	508,816	484,108
Long-term debt, net	498,738	498,127	497,930
Deferred income taxes	41,200	38,210	48,890
Long-term operating lease liabilities	529,139	501,503	485,613
Other long-term liabilities	34,030	31,949	32,504
Total liabilities	$1,604,797	$1,578,605	$1,549,045

Commitments and contingencies - Note 16

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,518,637, 36,041,995, and 36,038,814 shares issued and outstanding, respectively	365	360	360
Additional paid-in capital	18,029	3,856	—
Accumulated other comprehensive loss	(28,107)	(43,678)	(32,361)
Retained earnings	874,355	894,024	861,341
Total shareholders’ equity	864,642	854,562	829,340
Total liabilities and shareholders’ equity	$2,469,439	$2,433,167	$2,378,385
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$757,836	$758,464	$1,972,975	$1,984,390
Cost of goods sold	416,208	402,450	1,058,497	1,030,249
Gross profit	341,628	356,014	914,478	954,141
Royalty income, net	5,428	5,740	14,008	14,959
Selling, general, and administrative expenses	317,963	284,714	869,246	797,572
Operating income	29,093	77,040	59,240	171,528
Interest expense	7,173	7,381	22,849	23,156
Interest income	(2,573)	(2,370)	(10,007)	(8,644)
Other expense (income), net(*)	882	350	(265)	1,028
Pension plan settlement(*)	8,777	949	8,777	949
Income before income taxes	14,834	70,730	37,886	155,039
Income tax provision	3,241	12,410	10,308	31,047
Net income	$11,593	$58,320	$27,578	$123,992

Basic net income per common share	$0.32	$1.62	$0.75	$3.41
Diluted net income per common share	$0.32	$1.62	$0.75	$3.41
Dividend declared and paid per common share	$0.25	$0.80	$1.30	$2.40
(*)Pension plan settlement charges for the fiscal quarter and three fiscal quarters ended September 28, 2024 have been reclassified to the Pension plan settlement line item. These charges were previously included in Other expense (income), net.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$11,593	$58,320	$27,578	$123,992
Other comprehensive income (loss):
Reclassification related to pension plan settlement, net of tax of $1,279 and $224 for the third quarter and first three quarters of fiscal 2025 and fiscal 2024, respectively	4,117	725	4,117	725
Gain on OshKosh B’Gosh defined benefit plan, net of tax of $281 and $476 for the third quarter and first three quarters of fiscal 2025 and fiscal 2024, respectively	905	1,539	905	1,539
Foreign currency translation adjustments	(312)	(1,811)	10,549	(10,710)
Total other comprehensive income (loss)	4,710	453	15,571	(8,446)
Comprehensive income	$16,303	$58,773	$43,149	$115,546
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562
Withholdings from vesting of restricted stock	(93,538)	(1)	(4,221)	—	—	(4,222)
Restricted stock activity	288,657	3	(3)	—	—	—
Stock-based compensation expense	—	—	9,753	—	—	9,753
Cash dividends declared and paid of $0.80 per common share	—	—	—	—	(28,999)	(28,999)
Comprehensive income	—	—	—	612	15,539	16,151
Balance at March 29, 2025	36,237,114	$362	$9,385	$(43,066)	$880,564	$847,245
Withholdings from vesting of restricted stock	(3,233)	—	(110)	—	—	(110)
Restricted stock activity	233,190	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,188	—	—	5,188
Cash dividends declared and paid of $0.25 per common share	—	—	—	—	(9,116)	(9,116)
Comprehensive income	—	—	—	10,249	446	10,695
Balance at June 28, 2025	36,467,071	$365	$14,460	$(32,817)	$871,894	$853,902
Withholdings from vesting of restricted stock	(6,238)	—	(157)	—	—	(157)
Restricted stock activity	57,804	—	—	—	—	—
Stock-based compensation expense	—	—	3,726	—	—	3,726
Cash dividends declared and paid of $0.25 per common share	—	—	—	—	(9,132)	(9,132)
Comprehensive income	—	—	—	4,710	11,593	16,303
Balance at September 27, 2025	36,518,637	$365	$18,029	$(28,107)	$874,355	$864,642

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

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$27,578	$123,992
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	37,797	40,893
Amortization of intangible assets	2,781	2,778
Provision for excess and obsolete inventory, net	3,912	8,348
Loss on disposal of property, plant and equipment	21	235
Amortization of debt issuance costs	1,253	1,218
Stock-based compensation expense	18,667	13,976
Unrealized foreign currency exchange (gain) loss, net	(393)	307
Provision for credit losses	6,864	3,689
Unrealized gain on investments	(1,477)	(1,678)
Pension plan settlement	8,777	949
Deferred income taxes expense	879	6,416
Effect of changes in operating assets and liabilities:
Accounts receivable	(48,893)	(68,035)
Finished goods inventories	(153,621)	(83,268)
Prepaid expenses and other assets	(25,509)	(12,376)
Accounts payable and other liabilities	(14,946)	(26,125)
Net cash (used in) provided by operating activities	$(136,310)	$11,319

Cash flows from investing activities:
Capital expenditures	$(42,662)	$(39,637)
Net cash used in investing activities	$(42,662)	$(39,637)

Cash flows from financing activities:
Dividends paid	$(47,247)	$(87,345)
Repurchases of common stock	—	(50,526)
Withholdings from vesting of restricted stock	(4,489)	(7,569)
Proceeds from exercises of stock options	—	367
Other	(370)	—
Net cash used in financing activities	$(52,106)	$(145,073)

Net effect of exchange rate changes on cash and cash equivalents	2,342	(2,286)
Net decrease in cash and cash equivalents	$(228,736)	$(175,677)
Cash and cash equivalents, beginning of period	412,926	351,213
Cash and cash equivalents, end of period	$184,190	$175,536
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Little Planet, Otter Avenue, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for sale in the Company’s retail stores, eCommerce sites, and mobile app, which offer the Company’s brand name merchandise and other licensed products manufactured by other companies. The Company also distributes its products to wholesale customers, which include leading department stores, national chains, and specialty retailers domestically and internationally.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the condensed consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended September 27, 2025 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 3, 2026.
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
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2025 will end on January 3, 2026 and includes 53 weeks. Fiscal 2024 ended on December 28, 2024 and included 52 weeks. The fiscal quarters ended September 27, 2025 and September 28, 2024 each included 13 weeks.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additionally, during the third quarter of fiscal 2025, the Company identified a triggering event related to the sustained decrease in the Company’s stock price since the last impairment test conducted in the second quarter of fiscal 2025. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets.
Goodwill
The goodwill impairment assessments for each reporting unit were performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of each reporting unit to its fair value. Consistent with prior practice, the Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and a control premium. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions are consistent with those we believe hypothetical marketplace participants would use. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
Based on these assessments, there were no impairments to the value of goodwill in the second quarter or third quarter of fiscal 2025. The assessment performed in the third quarter of fiscal 2025 indicated that the fair value of assets exceeded its carrying value for the U.S. Wholesale reporting unit by over 100%. The assessment indicated that the fair value of assets for the U.S. Retail, Canada, and Other International reporting units exceeded its carrying values by approximately 4%, 7%, and 4%, respectively.
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
Based on these assessments, there were no impairments to the value of our indefinite-lived tradename assets in the second quarter or third quarter of fiscal 2025.
Related Party Transaction
In August 2025, the Company appointed Emily D. Evert to its executive leadership team as Chief Strategy Officer. Prior to joining the Company, Emily was a managing director and partner at The Boston Consulting Group, Inc. (“BCG”).
The Company engaged BCG to provide general consulting services in fiscal 2024 and to support operating model improvement initiatives in fiscal 2025. The aggregate fees paid to BCG were approximately $13.6 million in the first three quarters of fiscal 2025 and $1.7 million in the first three quarters of fiscal 2024. As of September 27, 2025, December 28, 2024, and September 28, 2024, outstanding payables to BCG under these engagements were $0.5 million, $0.1 million, and $0.1 million, respectively.
These arrangements were entered into with BCG prior to Ms. Evert’s joining the Company and the engagements with BCG were entered into on terms Management believes to be consistent with those negotiated in an arm’s-length transaction with an unrelated third party.
Shareholder Right’s Plan
On September 22, 2025, the Board of Directors (the “Board”) of the Company adopted a limited duration shareholder rights agreement (the “Rights Agreement”) in response to the rapid accumulation of a significant amount of the common stock of the Company by a third party. The agreement is intended to reduce the likelihood that any entity, person or group is able to gain control of the Company through open market accumulation without paying all stockholders an appropriate control premium or providing the Board sufficient opportunity to make informed judgments and take actions that are in the best interests of all shareholders. Pursuant to the agreement, the Company issued, by means of a “dividend”, one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record on the close of business on October 3, 2025. Initially, these Rights are not exercisable and trade with, and are represented by, the shares of the Company’s common stock. The Rights Agreement will expire on September 21, 2026, or earlier, as provided in the Right’s Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under the Rights Agreement, if a person or group (each, an “acquiring person”) acquires beneficial ownership of 15% (or 20% in the case of investors eligible to file Schedule 13Gs) or more of the outstanding shares of the Company’s common stock in a transaction not approved by the Board, the Board, at its option, may exchange each Right (other than Rights owned by the acquiring person that will become void and will not be exercisable) in whole or in part, at an exchange ratio of one share of the Company’s common stock, or one ten-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Stock”) (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per outstanding right, subject to adjustment.
Adoption of the Rights Plan did not have an impact on the Company’s condensed consolidated financial statements, including basic and diluted earnings per share. Additional information is included in the Company’s current report on Form 8-K filed September 24, 2025, which is not incorporated herein by reference.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers (“wholesale channel”). The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the fiscal periods indicated were as follows:

	Fiscal quarter ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$362,307	$—	$70,209	$432,516
Wholesale channel	—	283,805	41,515	325,320
	$362,307	$283,805	$111,724	$757,836

Royalty income, net	$2,434	$2,239	$755	$5,428

	Three fiscal quarters ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$956,288	$—	$184,651	$1,140,939
Wholesale channel	—	726,899	105,137	832,036
	$956,288	$726,899	$289,788	$1,972,975

Royalty income, net	$4,359	$7,680	$1,969	$14,008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended September 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$352,987	$—	$67,172	$420,159
Wholesale channel	—	298,980	39,325	338,305
	$352,987	$298,980	$106,497	$758,464

Royalty income, net	$2,539	$2,884	$317	$5,740

	Three fiscal quarters ended September 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$950,877	$—	$176,583	$1,127,460
Wholesale channel	—	756,022	100,908	856,930
	$950,877	$756,022	$277,491	$1,984,390

Royalty income, net	$4,581	$8,727	$1,651	$14,959
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net were as follows:

(dollars in thousands)	September 27, 2025	December 28, 2024	September 28, 2024
Trade receivables from wholesale customers, net	$239,417	$187,715	$243,085
Royalties receivable	4,960	3,728	5,237
Other receivables(1)	8,957	13,444	12,030
Total gross receivables	$253,334	$204,887	$260,352
Less: Wholesale accounts receivable reserves(2)(3)	(15,468)	(10,053)	(13,339)
Accounts receivable, net	$237,866	$194,834	$247,013
(1)Includes receivables related to tax recoveries, shipping volume rebates, healthcare-related rebates, amounts due from third-party gift card program partners, and recoveries related to provisional anti-dumping duties in Mexico.
(2)Includes allowance for chargebacks of $3.4 million, $4.4 million, and $5.0 million for the periods ended September 27, 2025, December 28, 2024, and September 28, 2024, respectively.
(3)Includes allowance for credit losses of $12.0 million, $5.7 million, and $8.3 million for the periods ended September 27, 2025, December 28, 2024, and September 28, 2024, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	September 27, 2025	December 28, 2024	September 28, 2024
Contract liabilities - current:
Unredeemed gift cards(1)	$25,318	$25,043	$24,638
Unredeemed customer loyalty rewards	2,232	2,552	2,362
Carter’s credit card - upfront bonus(2)	179	714	714
Total contract liabilities - current(3)	$27,729	$28,309	$27,714

Contract liabilities - non-current(4)	$—	$—	$179
Total contract liabilities	$27,729	$28,309	$27,893
(1)During the third quarters of fiscal 2025 and fiscal 2024, the Company recognized revenue of $1.3 million and $1.4 million related to the gift card liability balance that existed at June 28, 2025 and June 29, 2024, respectively. Additionally, during the first three quarters of fiscal 2025 and fiscal 2024, the Company recognized revenue of $6.8 million and $7.1 million related to the gift card liability balance that existed at December 28, 2024 and December 30, 2023, respectively.
(2)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. The amount as of September 27, 2025 reflects the current portion of this bonus and will be recognized as revenue through the end of fiscal 2025. The amounts as of December 28, 2024 and September 28, 2024 reflected the current portion of this bonus and were recognized as revenue over the subsequent twelve months.
(3)Included with Other current liabilities on the Company’s condensed consolidated balance sheets.
(4)This amount reflects the non-current portion of the Carter’s credit card signing bonus and is included within Other long-term liabilities on the Company’s condensed consolidated balance sheets.
NOTE 4 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period were as follows:

(dollars in thousands)	September 27, 2025	December 28, 2024	September 28, 2024
Unredeemed gift cards	$25,318	$25,043	$24,638
Accrued employee benefits	17,180	20,824	14,995
Accrued bonuses and incentive compensation(1)	13,851	2,757	2,866
Accrued taxes	10,671	14,455	10,512
Income taxes payable	7,286	13,820	1,099
Accrued salaries and wages	6,203	12,345	5,999
Other(2)	30,398	40,808	19,950
Other current liabilities	$110,907	$130,052	$80,059
(1)Increase as of September 27, 2025 relates to a higher projected attainment of annual incentive objectives relative to the prior periods.
(2)Includes accruals for severance and other termination benefits, freight, and interest on long-term debt.
NOTE 5 – SUPPLY CHAIN FINANCE PROGRAM
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling them directly to the participating financial institutions at their discretion. As of September 27, 2025, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company does not provide any guarantees under the SCF program.
The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our condensed consolidated balance sheets. As of September 27, 2025, December 28, 2024, and September 28, 2024, amounts under the SCF program included in Accounts payable were $24.5 million, $19.0 million, and $14.3 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	September 27, 2025	December 28, 2024	September 28, 2024
$500 million 5.625% senior notes due March 15, 2027	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(1,262)	(1,873)	(2,070)
Senior notes, net	$498,738	$498,127	$497,930
Secured revolving credit facility	—	—	—
Long-term debt, net	$498,738	$498,127	$497,930
Secured Revolving Credit Facility
As of September 27, 2025, December 28, 2024, and September 28, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $6.9 million, $4.7 million, and $5.7 million of outstanding letters of credit, respectively.
As of September 27, 2025, December 28, 2024, and September 28, 2024, there was $843.1 million, $845.3 million, and $844.3 million available for future borrowing. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets due to the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
The Company’s secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of September 27, 2025, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.39%, which includes a leverage-based adjustment of 1.125%.
As of September 27, 2025, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
In October 2025, the Company’s wholly-owned subsidiaries, The William Carter Company and The Genuine Canadian Corp., obtained commitments for a new five-year asset-based revolving credit facility with initial borrowing commitments of no less than $750 million, subject to the borrowing base under the new facility. Additionally, the Company is evaluating opportunities to refinance our $500.0 million principal amount of senior notes outstanding that mature on March 15, 2027.
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Number of shares repurchased(1)	—	274,535	—	736,423
Aggregate cost of shares repurchased (dollars in thousands)(2)	$—	$16,749	$—	$50,526
Average price per share(2)	$—	$61.01	$—	$68.61
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations.
(2)The aggregate cost of share repurchases and average price paid per share exclude excise tax on share repurchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total aggregate remaining capacity under outstanding repurchase authorizations as of September 27, 2025 was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first, second, and third quarters of fiscal 2025, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80, $0.25, and $0.25, respectively (for an aggregate cash dividend per common share of $1.30 for the first three quarters of fiscal 2025). Additionally, in each of the first three quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $2.40 for the first three quarters of fiscal 2024). The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
NOTE 8 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restricted stock:
Time-based awards(1)	$2,919	$4,005	$15,260	$12,437
Performance-based awards(2)	694	444	1,125	(605)
Market-based awards	113	237	682	544
Stock awards	—	—	1,600	1,600
Total	$3,726	$4,686	$18,667	$13,976
(1)Increase in the first three quarters of fiscal 2025 was primarily due to the accelerated vesting of outstanding time-based restricted stock awards related to the retirement of our former CEO in the first quarter of fiscal 2025.
(2)During the first three quarters of fiscal 2024, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of previously recognized stock-based compensation expense.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 27, 2025	December 28, 2024	September 28, 2024
Cumulative foreign currency translation adjustments	$(29,173)	$(39,722)	$(28,943)
Pension and post-retirement obligations(*)	1,066	(3,956)	(3,418)
Total accumulated other comprehensive loss	$(28,107)	$(43,678)	$(32,361)
(*)Net of income taxes of $0.3 million, $1.2 million, and $1.1 million for the periods ended September 27, 2025, December 28, 2024, and September 28, 2024, respectively.
Pension Plan Settlements
During the third quarter of fiscal 2025, the Company substantially completed the process of settling its pension obligations under the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”). In August 2025, the pension plan used existing pension plan assets to purchase non-participating annuity contracts from an insurance company and to make single-sum payments to certain plan participants, thereby settling its existing pension benefit obligations. The Company expects to distribute surplus plan assets to plan participants in fiscal 2026 in accordance with the terms of the plan and regulatory requirements.
As a result of the settlement, the Company remeasured the funded status of the pension plan as of August 31, 2025. In the third quarter and first three quarters of fiscal 2025, a gain on pension obligations of $0.9 million (net of income taxes of $0.3 million) was recognized in Accumulated other comprehensive (loss) income related to this remeasurement. Additionally, in the third quarter and first three quarters of fiscal 2025, $4.1 million of deferred losses on pension obligations (net of income taxes of $1.3 million) were reclassified from Accumulated other comprehensive loss to Pension plan settlement within the condensed consolidated statement of operations in connection with the settlement of the pension plan. Refer to Note 13, Employee Benefit Plans, to the condensed consolidated financial statements.
In the third quarter of fiscal 2024 the Company made single-sum payments to certain participants in the pension plan, thereby reducing its pension benefit obligations. As a result of the single-sum payout, the Company remeasured the funded status of the pension plan as of August 31, 2024. In the third quarter and first three quarters of fiscal 2024, a gain on pension obligations of $1.5 million (net of income taxes of $0.5 million) was recognized in Accumulated other comprehensive (loss) income related to this remeasurement. Additionally, in the third quarter and first three quarters of fiscal 2024, $0.7 million of deferred losses on pension obligations (net of income taxes of $0.2 million) were reclassified from Accumulated other comprehensive loss to Pension plan settlement within the condensed consolidated statement of operations related to the partial settlement of the pension plan.
NOTE 10 – FAIR VALUE MEASUREMENTS
Investments
In support of The William Carter Company Deferred Compensation Plan (the “Plan”), the Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the Company’s condensed consolidated balance sheets, and their aggregate fair values were $21.0 million, $19.5 million, and $19.0 million at September 27, 2025, December 28, 2024, and September 28, 2024, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $1.0 million and $1.5 million for the third quarter and the first three quarters of fiscal 2025, respectively. Gains on the investments in marketable securities were $0.6 million and $1.7 million for the third quarter and the first three quarters of fiscal 2024, respectively. These amounts are included in Other (income) expense, net on the Company’s condensed consolidated statement of operations.
During the third quarter of fiscal 2025, the Board of Directors approved the termination of the Plan, effective as of September 30, 2025 (the “Termination Date”). In connection with the termination, all participants will receive a single lump-sum distribution of their account balances on a final payment date, expected to occur in the third quarter of fiscal 2026. Until the final payment date, the Plan will continue to operate in the ordinary course. This includes maintaining investment allocations and processing scheduled distributions; however, all employee contributions ceased as of the Termination Date. See Note 13, Employee Benefit Plans for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Borrowings
As of September 27, 2025, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes was $500.2 million, $494.4 million, and $498.1 million at September 27, 2025, December 28, 2024, and September 28, 2024, respectively. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
Additionally, during the third quarter of fiscal 2025, the Company identified a triggering event related to the sustained decrease in the Company’s stock price since the last impairment test conducted in the second quarter of fiscal 2025. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets.
The goodwill impairment assessments for each reporting unit was performed in accordance with ASC 350 and compares the carrying value of each reporting unit to its fair value. Consistent with prior practice, the Company uses a 50% weighting of the income approach and a 50% weighting of the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal growth rates, discount rates, market multiples, and a control premium. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions are consistent with those we believe hypothetical marketplace participants would use. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
Based on these assessments, there were no impairments to the value of goodwill in the second quarter or third quarter of fiscal 2025. The assessment performed in the third quarter of fiscal 2025 indicated that the fair value of assets exceeded its carrying value for the U.S. Wholesale reporting unit by over 100%. The assessment indicated that the fair value of assets for the U.S. Retail, Canada, and Other International reporting units exceeded its carrying values by approximately 4%, 7%, and 4%, respectively.
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
Based on these assessments, there were no impairments to the value of our indefinite-lived tradename assets in the second quarter or third quarter of fiscal 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 – INCOME TAXES
The Company’s income tax provision and effective tax rates for the fiscal periods indicated were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Income tax provision	$3,241	$12,410	$10,308	$31,047
Effective income tax rate	21.8%	17.5%	27.2%	20.0%
The Company’s effective income tax rate was 21.8% for the third fiscal quarter ended September 27, 2025, compared to 17.5% for the third fiscal quarter ended September 28, 2024. The Company’s effective income tax rate was 27.2% for the first three fiscal quarters ended September 27, 2025, compared to 20.0% for the first three fiscal quarters ended September 28, 2024. The increase in the effective tax rate was driven by lower income before income taxes in period, incremental nondeductible officers’ compensation, and Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions.
As of September 27, 2025, the Company had gross unrecognized income tax benefits of $7.9 million, of which $5.6 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (“OBBB”), which includes, among other provisions, changes to the U.S. corporate income tax system such as the immediate expensing of qualifying research and development costs and the permanent extension of certain provisions of the Tax Cuts and Jobs Act. Based on the Company’s current evaluation of the legislation, the Company does not expect these tax law changes to have a material impact on the Company’s consolidated financial statements. The Company will continue to assess the potential impacts of OBBB as additional regulatory guidance becomes available.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,443,712	35,301,131	35,388,596	35,616,875
Dilutive effect of equity awards	146	619	348	1,325
Diluted number of common and common equivalent shares outstanding	35,443,858	35,301,750	35,388,944	35,618,200

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$11,593	$58,320	$27,578	$123,992
Income allocated to participating securities	(305)	(1,210)	(1,118)	(2,401)
Net income available to common shareholders	$11,288	$57,110	$26,460	$121,591

Basic net income per common share	$0.32	$1.62	$0.75	$3.41

Diluted net income per common share:
Net income	$11,593	$58,320	$27,578	$123,992
Income allocated to participating securities	(305)	(1,210)	(1,118)	(2,401)
Net income available to common shareholders	$11,288	$57,110	$26,460	$121,591

Diluted net income per common share	$0.32	$1.62	$0.75	$3.41

Anti-dilutive awards excluded from diluted earnings per share computation(*)	201,909	408,799	289,835	428,325
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 13 – EMPLOYEE BENEFIT PLANS
OshKosh B’Gosh Pension Plan
In fiscal 2024, the Board of Directors authorized the termination of the pension plan, with an effective date of November 30, 2024, through lump sum distributions and the purchase of annuity contracts. During the third quarter of fiscal 2025, the Company substantially completed the process of settling its pension obligations under the pension plan. In August 2025, the pension plan used existing pension plan assets to purchase non-participating annuity contracts from an insurance company and to make single-sum payments to certain plan participants, thereby settling its existing pension benefit obligations. The Company expects to distribute surplus plan assets to plan participants in fiscal 2026 in accordance with the terms of the plan and regulatory requirements.
These settlement transactions had no cash impact on the Company but did result in a non-cash pre-tax pension settlement charge of $8.8 million in the third quarter of fiscal 2025, recorded within Pension plan settlement on the Company’s condensed consolidated statement of operations. The charge reflects the recognition of $5.4 million of deferred losses associated with its pension obligations, which were released from Accumulated other comprehensive income, and a $3.4 million charge related to the recognition of prior service cost for the surplus plan assets to be distributed to plan participants in fiscal 2026.
During the third quarter of fiscal 2024, the pension plan made lump sum payments to certain participants, thereby reducing its pension benefit obligations. The transaction had no cash impact on the Company but did result in a non-cash pre-tax partial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
pension settlement charge of $0.9 million, which is included in Pension plan settlement on the Company’s condensed consolidated statement of operations.
Funded Status
As a result of the pension plan settlements, the Company remeasured the funded status of its pension plan as of August 31, 2025 and August 31, 2024. Presented below is the reconciliation of changes in the projected benefit obligation and plan assets as a result of this remeasurement and pension plan settlements:

	For the period ended
(dollars in thousands)	August 31, 2025	August 31, 2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$43,077	$54,785
Interest cost	1,519	1,684
Actuarial gain	(1,010)	(2,345)
Benefits paid	(2,059)	(1,981)
Settlements	(41,527)	(6,887)
Amendment to distribute excess assets to participants	3,381	—
Projected benefit obligation at end of period	$3,381	$45,256

Change in plan assets:
Fair value of plan assets at beginning of year	$45,549	$55,959
Actual return on plan assets	1,418	1,064
Benefits paid	(2,059)	(1,981)
Settlements	(41,527)	(6,887)
Fair value of plan assets at end of period	$3,381	$48,155

Funded status	$—	$2,899
The accumulated benefit obligation was equal to the projected benefit obligation as of August 31, 2025 and August 31, 2024 because the plan was frozen. The funded status asset is included in Other assets in the Company’s condensed consolidated balance sheets.
Net periodic pension cost of $0.3 million was recognized in the first three quarters of fiscal 2025, exclusive of the $8.8 million non-cash pre-tax pension settlement charge described above.
Assumptions
The discount rate for determining the benefit obligation as of August 31, 2025 and August 31, 2024 was 0.00% and 5.00%, respectively. The assumption for net periodic pension cost in the first three quarters of fiscal 2025 includes a discount rate of 5.50% through August 31, 2025 and 0.00% thereafter. The assumption for net periodic pension cost in the first three quarters of fiscal 2024 includes a discount rate of 4.75% through August 31, 2024 and 5.00% thereafter. The expected rate of return on plan assets in the first three quarters of fiscal 2025 was 5.50% through August 31, 2025 and 0.00% thereafter. The expected rate of return on plan assets in the first three quarters of fiscal 2024 was 4.75% through August 31, 2024 and 5.00% thereafter.
The fair value of plan assets was $3.4 million and $48.2 million as of August 31, 2025 and August 31, 2024, respectively. Plan assets as of August 31, 2024 were invested in fixed income securities, which include funds holding corporate bonds of companies from diverse industries and U.S. Treasuries.
Deferred Compensation Plan
During the third quarter of fiscal 2025, the Board of Directors approved the termination of The William Carter Company Deferred Compensation Plan (the “Plan”), effective as of September 30, 2025 (the “Termination Date”). In connection with the termination, all participants will receive a single lump-sum distribution of their account balances on a final payment date, expected to occur in the third quarter of fiscal 2026. Until the final payment date, the Plan will continue to operate in the ordinary course. This includes maintaining investment allocations and processing scheduled distributions; however, all employee contributions ceased as of the Termination Date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Plan permitted eligible employees to defer salary and incentive compensation in accordance with the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity, debt, and real estate mutual funds. Deferred compensation plan liabilities are recognized in Other long term liabilities on the Company’s condensed consolidated balance sheets. Changes in the balance, excluding those related to contributions or payments, are included in Other expense (income), net on the Company’s condensed consolidated statement of operations. The Company invests comparable amounts in marketable securities to approximate the participants’ return on selected investment options.
NOTE 14 – ORGANIZATIONAL RESTRUCTURING
In the third quarter of fiscal 2025, the Company initiated an organizational restructuring of our offices-based workforce to right-size its cost structure and improve future profitability. The Company currently estimates it will incur approximately $10.0 million to $11.0 million in organizational restructuring charges through the end of fiscal 2025 in connection with this initiative.
Substantially all of these charges are related to severance and other termination benefits and are recorded within Selling, general and administrative expenses. Severance and other termination benefits are expected to be paid out primarily in the first two quarters of fiscal 2026, and therefore the accrual is included in Other current liabilities in the Company’s condensed consolidated balance sheets. The activity in the organizational restructuring accrual was as follows:

(dollars in thousands)	Severance and other termination benefits
Balance at June 28, 2025	$—
Charges	6,117
Cash payments	—
Balance at September 27, 2025	$6,117
NOTE 15 – SEGMENT INFORMATION
The Company has three operating and reportable segments: U.S. Retail, U.S. Wholesale, and International. The U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores, eCommerce websites, and mobile app. Similarly, the U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. The International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. The Company sells similar products in each of its three segments.
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
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income, which excludes the charges mentioned above, and which were included in our previous measure of segment profitability, to better align with management’s assessment of segment performance and to provide better insights into segment performance. Prior period segment operating income for the third quarter and three fiscal quarters ended September 28, 2024 have been recast to conform to the current presentation. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segments assets are not presented.
Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment Performance
The table below presents certain segment information for our reportable segments for the periods indicated:

	Fiscal quarter ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$362,307	$283,805	$111,724	$757,836
Cost of goods sold	152,721	205,441	58,046	416,208
Selling expenses(1)	130,217	2,245	27,930	160,392
Distribution expenses(2)	28,819	16,681	7,370	52,870
Other segment items(3)	40,574	15,440	9,206	65,220
Segment operating income	$9,976	$43,998	$9,172	$63,146
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

	Three fiscal quarters ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$956,288	$726,899	$289,788	$1,972,975
Cost of goods sold	389,864	514,117	154,516	1,058,497
Selling expenses	378,985	7,054	78,411	464,450
Distribution expenses	66,279	47,092	18,508	131,879
Other segment items	105,108	32,267	25,789	163,164
Segment operating income	$16,052	$126,369	$12,564	$154,985

	Fiscal quarter ended September 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$352,987	$298,980	$106,497	$758,464
Cost of goods sold	140,708	205,938	55,804	402,450
Selling expenses	125,576	2,035	24,938	152,549
Distribution expenses	26,282	18,142	6,962	51,386
Other segment items	33,112	9,738	8,556	51,406
Segment operating income	$27,309	$63,127	$10,237	$100,673

	Three fiscal quarters ended September 28, 2024
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$950,877	$756,022	$277,491	$1,984,390
Cost of goods sold	371,124	517,681	141,444	1,030,249
Selling expenses	354,843	7,373	75,766	437,982
Distribution expenses	64,640	46,438	17,685	128,763
Other segment items	100,589	21,868	24,615	147,072
Segment operating income	$59,681	$162,662	$17,981	$240,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total segment operating income	$63,146	$100,673	$154,985	$240,324
Items not included in segment operating income:
Unallocated corporate expenses(1)	(23,767)	(23,633)	(68,465)	(68,796)
Operating model improvement costs(2)	(3,669)	—	(13,469)	—
Leadership transition costs(3)	(500)	—	(7,694)	—
Organizational restructuring(4)	(6,117)	—	(6,117)	—
Consolidated operating income	$29,093	$77,040	$59,240	$171,528
Interest expense	7,173	7,381	22,849	23,156
Interest income	(2,573)	(2,370)	(10,007)	(8,644)
Other expense (income), net(5)	882	350	(265)	1,028
Pension plan settlement(5)	8,777	949	8,777	949
Income before income taxes	$14,834	$70,730	$37,886	$155,039
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
(4)Related to charges for severance and other termination benefits as a result of organizational restructuring. Refer to Note 14, Organizational Restructuring for more information.
(5)Pension plan settlement charges for the fiscal quarter and three fiscal quarters ended September 28, 2024 have been reclassified to the Pension plan settlement line item. These charges were previously included in Other expense (income), net.
Additional Data by Segment
The tables below present additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
U.S. Wholesale	$2,182	$2,170	$6,541	$6,588
U.S. Retail	8,667	8,883	25,426	26,749
International	2,472	2,836	7,266	8,663
Unallocated corporate	445	538	1,345	1,671
Total	$13,766	$14,427	$40,578	$43,671

NOTE 16 – COMMITMENTS AND CONTINGENCIES
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
to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, those disclosed in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025 and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related to public health crises; risks related to the organizational restructuring plan, including, but not limited to, our ability to achieve the expected savings from the plan and to fully implement the plan; risks related to consumer tastes and preferences, as well as fashion trends; the failure to protect our intellectual property; the diminished value of our brands, potentially as a result of negative publicity or unsuccessful branding and marketing efforts; delays, product recalls, or loss of revenue due to a failure to meet our quality standards; risks related to uncertainty regarding the future of international trade agreements and the United States’ position on international trade, as well as significant political, trade, and regulatory developments and other circumstances beyond our control; increased competition in the marketplace; financial difficulties for one or more of our major customers; identification of locations and negotiation of appropriate lease terms for our retail stores; distinct risks facing our eCommerce business; failure to forecast demand for our products and our failure to manage our inventory; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; fluctuations in foreign currency exchange rates; unseasonable or extreme weather conditions; risks associated with corporate responsibility issues; our foreign sourcing arrangements; a relatively small number of vendors supply a significant amount of our products; disruptions in our supply chain, including increased transportation and freight costs; our ability to effectively source and manage inventory; problems with our Braselton, Georgia distribution facility; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data or a failure to implement new information technology systems successfully; unsuccessful expansion into international markets; failure to comply with various laws and regulations; failure to properly manage strategic initiatives; retention of key individuals; acquisition and integration of other brands and businesses; failure to achieve sales growth plans and profitability objectives to support the carrying value of our intangible assets; our continued ability to meet obligations related to our debt; our ability to close our new asset based lending facility within the timeframe we previously disclosed; changes in our tax obligations, including additional customs, duties or tariffs; our continued ability to declare and pay a dividend; volatility in the market price of our common stock; and the cost or effort required for our shareholders to bring certain claims or actions against us, as a result of our designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
OVERVIEW
We are North America’s largest and most-enduring apparel company exclusively for babies and young children. Our core brands are Carter’s and OshKosh B’gosh (or “OshKosh”), iconic and among the sector’s most trusted names. Our exclusive Carter’s brands are developed for Walmart, Target, and Amazon. Our emerging brands include Little Planet, crafted with organic fabrics and sustainable materials, Otter Avenue, a toddler-focused apparel brand, and Skip Hop, baby essentials from tubs to toys.
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
Our purpose is to embrace the wonder of childhood and uplift those shaping the future. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel, global business model, which includes retail stores, eCommerce, mobile app, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of September 27, 2025, our channels included 1,065 company-operated retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2024 fiscal year ended December 28, 2024.
Fiscal Periods
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2025 will end on January 3, 2026 and includes 53 weeks. Fiscal 2024 ended on December 28, 2024 and included 52 weeks. The fiscal quarters ended September 27, 2025 and September 28, 2024 each included 13 weeks.
Segments
We have three operating and reportable segments: U.S. Retail, U.S. Wholesale, and International. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores, eCommerce websites, and mobile app. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale customers. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. The Company sells similar products in each of its three segments.
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative (“SG&A”) expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including restructuring costs, operating model improvement costs, leadership transition costs, and impairment charges related to goodwill and indefinite-lived intangible assets, which were included in our previous measure of segment profitability. This change has no impact on our consolidated operating income. Management believes this updated presentation more accurately reflects how the business is managed and provides better insight into segment performance. Prior period segment operating income for the fiscal quarter and three fiscal quarters ended September 28, 2024 have been recast to conform to the current presentation.
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
Our comparable sales metrics include sales for all stores and eCommerce sites, including the mobile app, that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to multi-branded format stores and certain remodeled or relocated stores. A store or site becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center more than five miles away, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.
The method of calculating sales metrics varies across the retail industry. As a result, our comparable sales metrics may not be comparable to those of other retailers.
Recent Developments
Organizational Restructuring
In the third quarter of fiscal 2025, we initiated an organizational restructuring of our offices-based workforce to right-size our cost structure and improve future profitability. The plan is expected to reduce offices-based roles by approximately 15% and to generate approximately $35 million in annual savings beginning in fiscal 2026 primarily related to reduced compensation and employee benefit costs.
As a result, we recorded $6.1 million in severance and other termination benefits during the third quarter of fiscal 2025. We expect to record an additional $4.0 million to $5.0 million in severance and other termination benefits in the fourth quarter of fiscal 2025. We expect to pay substantially all of these costs in the first two quarters of fiscal 2026. Refer to Note 14, Organizational Restructuring in the condensed consolidated financial statements for additional information.
Operating Model Improvement
Throughout the second half of fiscal 2024 and continuing into fiscal 2025, with the assistance of external industry experts, we conducted a comprehensive assessment of our business with the goal of identifying long-term growth opportunities and to scope the strategies and investments needed to realize them in the coming years.
This review highlighted many strengths, including our brand assets, significant awareness and equity with consumers, and the unique reach of our multi-channel business model. It also identified several opportunities to improve the focus and appeal of our product offerings, enabling us to capture new customer segments and market share going forward.
Based on learnings from the review, we are pursuing enhancements to our operating model, which include improving our product and brand development processes to be faster, nimbler, and more responsive to changing consumer preferences. We believe this operating model work is very foundational to improving our capabilities and will better position us for future growth.
Operating model improvement costs, primarily related to third-party consulting fees, were $3.7 million and $13.5 million for the fiscal quarter and three fiscal quarters ended September 27, 2025, respectively. These costs were included in SG&A expenses in our condensed consolidated statement of operations. We anticipate incurring additional costs of approximately $1 million to $2 million for the remainder of fiscal 2025.
Dividend Update
In each of the second and third quarters of fiscal 2025, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.25, which represented a 69% reduction when compared to the cash dividend per common share paid of $0.80 in the first quarter of fiscal 2025. The action was taken to realign our dividend with our current level of profitability, especially against the backdrop of a challenging market environment and the significantly higher product costs the Company will incur as the result of the incremental tariffs on products imported into the United States.
Leadership Transition
On March 26, 2025, the Company announced the appointment of Douglas C. Palladini as Chief Executive Officer and President and a member of the Board of Directors, effective April 3, 2025. Mr. Palladini brings extensive leadership and brand-building

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
experience to the role and succeeded Richard F. Westenberger, then serving as Interim Chief Executive Officer. Mr. Westenberger continues to serve as our Chief Financial Officer & Chief Operating Officer.
Known or Anticipated Trends
Trade Policy
Following its inauguration in January 2025, the second Trump Administration has made numerous announcements and taken action to increase tariffs assessed on products imported into the United States, which introduced heightened uncertainty across the global economy. Given that we source all of our apparel and other products from a global network of third-party suppliers—primarily located in Asia—any new or increased tariffs, quotas, embargoes, or other trade barriers have the potential to adversely affect our supply chain, cost structure, margins, and competitiveness. Additionally, retaliatory actions taken by impacted countries could further disrupt global trade and create additional inflationary pressures in raw materials and logistics. We estimate that Vietnam, Cambodia, Bangladesh, and India will collectively represent approximately 75%, and China less than 3%, of our product sourcing spend in fiscal 2025. In fiscal 2024, 60% of the fabric used in the manufacture of our products was sourced from China; however, the fibers used to produce that fabric were sourced from outside of China.
While these recently announced tariffs did not have a material impact on the Company’s financial results during the first three quarters of fiscal 2025, we expect incremental tariffs related to imports from Vietnam, Cambodia, Bangladesh, India, and other countries to have a net unfavorable impact to our pre-tax income of approximately $25 million to $35 million in the fourth quarter of fiscal 2025. On an annualized basis, the Company estimates gross incremental costs of approximately $200 million to $250 million related to these incremental tariffs. While the Company expects pressure on gross margin in fiscal 2026, the Company is pursuing actions to mitigate the impact, which include, but are not limited to, changes to our product assortments, cost sharing with our vendor partners, changes to the mix of production by country, and raising prices to end consumers and our wholesale customers. These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins, and overall financial performance may be materially harmed.
Refer to the risk factor under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and the risk factors disclosed under the heading, “Risk Factors” in our most recently filed Annual Report on Form 10-K for further information on risks related to the uncertainty of future global trade relations.
Business Strategies and Outlook
Notwithstanding the factors described above, we remain focused on returning to consistent, profitable growth, recapturing market share, and creating long‑term shareholder value through initiatives designed to (i) stabilize business performance, (ii) increase near‑term productivity, and (iii) invest to enable long‑term growth.
Stabilize Business Performance
We have prioritized stabilizing business performance in response to recent market challenges, including declining birth rates, inflationary pressures, evolving consumer preferences and the imposition of incremental tariffs. Initiatives to stabilize our business performance include revisions to our product assortments, investing in marketing to drive demand, implementing pricing strategies to reinforce our value proposition for consumers, and pursuing actions to mitigate the impact of incremental tariffs, which include, but are not limited to, changes to our product assortments, cost sharing with our vendor partners, changes to the mix of production by country, and raising prices to end consumers and our wholesale customers. We are already seeing improved trends in U.S. Retail as a result of these initiatives, achieving two consecutive quarters of positive comparable net sales, a second consecutive quarter of year-over-year growth in customer count, and continued strength in our core baby assortment.
Increase Near-Term Productivity
In order to position the Company for consistent profitable growth, we have implemented a comprehensive productivity agenda that includes the following:
•Store portfolio optimization - We have identified opportunities to rationalize our store portfolio by closing approximately 150 low-margin stores primarily at lease expiration in North America during fiscal years 2025 through 2028. We currently expect to close approximately 100 stores across fiscal 2025 and fiscal 2026. The 150 stores collectively represent approximately $110 million in annual net sales. We expect these actions, assuming anticipated sales transfer to nearby company-operated stores and our eCommerce channel and the elimination of fixed store expenses, to favorably impact our profitability. Additionally, we are suspending new store openings in the U.S. under our current store model. These actions allow us to focus on improving the productivity of our existing retail store fleet and to advance our fleet segmentation strategy to create more differentiated consumer experiences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•Organizational restructuring - In the third quarter of fiscal 2025, we initiated an organizational restructuring of our offices-based workforce to right-size our cost structure and improve future profitability. The plan is expected to reduce offices-based roles by approximately 15% by the end of the second quarter of fiscal 2026 and to generate approximately $35 million in annual savings beginning in fiscal 2026.
•Reduction in discretionary spending - We are targeting approximately $10 million of reductions in discretionary spending, deferring non-critical expenditures where possible.
•Process efficiency - Our operating model improvement initiative has shortened our product development calendar by approximately three months, improved responsiveness to changing consumer and market trends, and reduced assortment over-development. In addition, we are rationalizing our product choices by approximately 20-30% to create a more unified, global product assortment across all of our brands.
Invest to Enable Long-term Growth
We are investing in foundational investments to drive long-term growth:
•Marketing and demand creation - We are increasing marketing spend to drive traffic and strengthen consumer loyalty, while continuously measuring our return on these investments.
•Store format testing - Although we are pausing further expansion of our current U.S. store model, we plan to invest in new store-type testing, in-store experiences, and real estate strategy development as we seek greater productivity from our retail store fleet.
•Infrastructure and Technology - We continue to invest in modernizing our distribution network and enhancing technology capabilities. These initiatives include upgrading equipment and systems, digitizing aspects of our product design and development process, migrating certain applications to cloud-based platforms, and consolidating systems and platforms.
Third Fiscal Quarter 2025 Financial Highlights
Unless otherwise stated, comparisons are to the third quarter of fiscal 2024:
•Consolidated net sales decreased $0.6 million, or 0.1%, to $757.8 million.
◦U.S. Retail sales increased $9.3 million, driven by higher average selling prices per unit. U.S. Retail comparable net sales increased 2.0%, a second consecutive quarter of positive comparable net sales.
◦U.S. Wholesale sales decreased $15.2 million, driven largely by lower sales of our Simple Joys brand.
◦International sales increased $5.2 million, primarily driven by growth in Mexico and higher average selling prices per unit.
•Consolidated gross profit decreased $14.4 million, or 4.0%, to $341.6 million, and consolidated gross margin decreased 180 basis points (“bps”) to 45.1%, primarily due to higher average cost per unit sold driven by incremental tariffs and investments in product make.
•Consolidated SG&A expenses increased $33.2 million, or 11.7%, to $318.0 million. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 450 bps to 42.0%, driven by factors that include costs related to organizational restructuring, operating model improvements and leadership transition, investments in new and remodeled retail stores, and increased performance-based compensation.
•Consolidated operating income decreased $47.9 million, or 62.2%, to $29.1 million and adjusted consolidated operating income, a non-GAAP financial measure, decreased $37.7 million, or 48.9%, to $39.4 million. Operating margin decreased 640 bps to 3.8%, and adjusted operating margin decreased 500 bps to 5.2%, driven by the factors discussed in detail below.
•Consolidated net income decreased $46.7 million, or 80.1%, to $11.6 million, driven by the factors discussed in detail below, including a pre-tax, non-cash pension settlement charge of $8.8 million.
•Diluted net income per common share decreased $1.30, or 80.2%, to $0.32, and adjusted diluted net income per common share decreased $0.90, or 54.9%, to $0.74.
•During the first three quarters of fiscal 2025, we opened 19 stores and closed 15 stores in the United States.
•As a result of our strong financial position and available liquidity, we returned $9.1 million in cash dividends to our shareholders in the third quarter of fiscal 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED SEPTEMBER 27, 2025 COMPARED TO THIRD FISCAL QUARTER ENDED SEPTEMBER 28, 2024
The following table summarizes our results of operations.

	Fiscal quarter ended
(dollars in thousands, except per share data)	September 27, 2025	September 28, 2024	$ Change	% / bps Change
Consolidated net sales	$757,836	$758,464	$(628)	(0.1)%
Cost of goods sold	416,208	402,450	13,758	3.4%
Gross profit	341,628	356,014	(14,386)	(4.0)%
Gross profit as % of consolidated net sales	45.1%	46.9%		(180) bps
Royalty income, net	5,428	5,740	(312)	(5.4)%
Royalty income as % of consolidated net sales	0.7%	0.8%		(10) bps
Selling, general, and administrative expenses	317,963	284,714	33,249	11.7%
SG&A expenses as % of consolidated net sales	42.0%	37.5%		450 bps
Operating income	29,093	77,040	(47,947)	(62.2)%
Operating income as % of consolidated net sales	3.8%	10.2%		(640) bps
Interest expense	7,173	7,381	(208)	(2.8)%
Interest income	(2,573)	(2,370)	203	8.6%
Other expense (income), net(1)	882	350	532	nm
Pension plan settlement(1)	8,777	949	7,828	nm
Income before income taxes	14,834	70,730	(55,896)	(79.0)%
Income tax provision	3,241	12,410	(9,169)	(73.9)%
Effective tax rate(2)	21.8%	17.5%		430 bps
Net income	$11,593	$58,320	$(46,727)	(80.1)%

Basic net income per common share	$0.32	$1.62	$(1.30)	(80.2)%
Diluted net income per common share	$0.32	$1.62	$(1.30)	(80.2)%
Dividend declared and paid per common share	$0.25	$0.80	$(0.55)	(68.8)%
(1)Pension plan settlement charge for the fiscal quarter ended September 28, 2024 has been reclassified to the Pension plan settlement line item. This charge was previously included in Other expense (income).
(2)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. If applicable, percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $0.6 million, or 0.1%, to $757.8 million. The decrease in net sales was driven by lower demand in U.S. Wholesale, offset by growth in our U.S. Retail and International segments.
Average selling prices per unit increased by a low-single digit percentage and units sold decreased by a low-single digit percentage. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of $0.2 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $14.4 million, or 4.0%, to $341.6 million and consolidated gross margin decreased 180 bps to 45.1%. The decrease in consolidated gross profit and gross margin was primarily due to a high-single digit percentage increase in average cost per unit sold driven by incremental tariffs and investments in product make, partially offset by higher average selling prices per unit. Incremental tariffs unfavorably impacted product costs by approximately $20 million.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $33.2 million, or 11.7%, to $318.0 million and increased as a percentage of consolidated net sales by 450 bps to 42.0%. The increase in SG&A rate was driven by costs related to organizational restructuring, operating model improvements, and leadership transition, as well as continued investments in new and remodeled retail stores and higher performance-based compensation expense and marketing expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Income
Consolidated operating income decreased $47.9 million, or 62.2%, to $29.1 million and decreased as a percentage of net sales by 640 bps to 3.8%, primarily due to the factors previously discussed.
Other Expense (Income), Net
Consolidated other expense increased $0.5 million to $0.9 million, driven by unfavorable changes in foreign currency exchange rates during the period.
Pension Plan Settlement
During the third quarter of fiscal 2025 and fiscal 2024, the Company recognized non-cash pension settlement charges of $8.8 million and $0.9 million, respectively, which were related to the settlement of obligations under the frozen OshKosh B’Gosh Pension Plan.
Income Taxes
Consolidated income tax provision decreased $9.2 million, or 73.9%, to $3.2 million and the effective tax rate increased 430 bps to 21.8%. The increase in the effective tax rate is driven by the lower level of income before income taxes in the third quarter of fiscal 2025, incremental nondeductible officers’ compensation, and Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the third quarter of fiscal 2024.
Net Income
Consolidated net income decreased $46.7 million, or 80.1%, to $11.6 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Third Quarter of Fiscal 2025 compared to Third Quarter of Fiscal 2024
The following table summarizes net sales by segment and segment operating income for the third quarter of fiscal 2025 and the third quarter of fiscal 2024:

	Fiscal quarter ended
(dollars in thousands)	September 27, 2025	% of consolidated net sales	September 28, 2024	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$362,307	47.8%	$352,987	46.5%	$9,320	2.6%
U.S. Wholesale	283,805	37.4%	298,980	39.5%	(15,175)	(5.1)%
International	111,724	14.8%	106,497	14.0%	5,227	4.9%
Consolidated net sales	$757,836	100.0%	$758,464	100.0%	$(628)	(0.1)%

Segment operating income(1):		Segment operating margin		Segment operating margin
U.S. Retail	$9,976	2.8%	$27,309	7.7%	$(17,333)	(63.5)%
U.S. Wholesale	43,998	15.5%	63,127	21.1%	(19,129)	(30.3)%
International	9,172	8.2%	10,237	9.6%	(1,065)	(10.4)%
Total segment operating income	$63,146	8.3%	$100,673	13.3%	$(37,527)	(37.3)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	$(23,767)	n/a	$(23,633)	n/a	$134	0.6%
Operating model improvement costs(2)	(3,669)	n/a	—	n/a	n/a	n/a
Leadership transition costs(3)	(500)	n/a	—	n/a	n/a	n/a
Organizational restructuring(4)	(6,117)	n/a	—	n/a	n/a	n/a
Consolidated operating income	$29,093	3.8%	$77,040	10.2%	$(47,947)	(62.2)%
(1)Segment operating income for the fiscal quarter ended September 28, 2024 has been recast to conform to the current presentation.
(2)Primarily related to third-party consulting costs to support operating model improvements.
(3)Related to costs associated with the transition of our former CEO, including executive recruiting costs, and other related costs.
(4)Related to charges for severance and other termination benefits as a result of a organizational restructuring.
U.S. Retail
U.S. Retail segment net sales increased $9.3 million, or 2.6%, to $362.3 million. The increase in net sales was driven by a mid-single digit percentage increase in average selling prices per unit, growth in our core baby assortment, and a strong Labor Day performance, resulting in a second consecutive quarter of positive comparable net sales. Other contributing factors to the increase include sales contribution of our new retail stores. These factors were partially offset by a low-single digit percentage decrease in units sold and lower traffic in both retail stores and eCommerce.
Comparable net sales, including retail store and eCommerce, increased 2.0% primarily driven by the factors mentioned above. As of September 27, 2025, we operated 808 retail stores in the U.S. compared to 804 as of December 28, 2024, and 795 as of September 28, 2024.
U.S. Retail segment operating income decreased $17.3 million, or 63.5%, to $10.0 million, primarily due to a decrease in gross profit of $2.7 million and an increase in SG&A expenses of $14.5 million. Segment operating margin decreased 490 bps to 2.8%, primarily driven by a 230 bps decrease in gross margin and a 270 bps increase in SG&A rate. The decrease in gross margin was driven by a low-teens percentage increase in average cost per unit sold as a result of incremental tariffs and investments in product make, partially offset by increased average selling prices per unit. The increase in SG&A rate was driven by continued investments in new and remodeled retail stores, higher performance-based compensation expense, increased marketing spend, and higher distribution and transportation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Wholesale
U.S. Wholesale segment net sales decreased $15.2 million, or 5.1%, to $283.8 million, driven by decreased sales of our Simple Joys brand primarily due to changes in business model that reduced visibility, traffic, and demand for the brand. Other factors include lower replenishment and unfavorable timing of customer shipments, offset by increased demand for our other exclusive Carter’s brands. We expect for reduced demand for Simple Joys to continue into fiscal 2026, which could unfavorably impact net sales and operating income in the U.S. Wholesale segment. Units sold decreased by a mid-single digit percentage. Average selling prices per unit were comparable to the third quarter of fiscal 2024.
U.S. Wholesale segment operating income decreased $19.1 million, or 30.3%, to $44.0 million, primarily due to a decrease in gross profit of $14.7 million and an increase in SG&A expenses of $3.8 million. Segment operating margin decreased 560 bps to 15.5%, driven by a 350 bps decrease in gross margin and a 190 bps increase in SG&A rate. The decrease in gross margin was driven by a mid-single digit percentage increase in average cost per unit sold as a result of incremental tariffs and investments in product make, partially offset by customer mix. The increase in the SG&A rate was driven by fixed cost deleverage on decreased net sales, higher bad debt expense, and increased performance-based compensation expense, partially offset by decreased distribution costs on lower volumes shipped.
International
International segment net sales increased $5.2 million, or 4.9%, to $111.7 million, driven by a 30.9% increase in net sales in Mexico due to the contribution of new retail stores, higher traffic, and increased wholesale shipments. Other contributing factors to the increase in net sales include a mid-single digit percentage increase in average selling prices per unit and increased shipments to our international wholesale partners. These factors were partially offset by unfavorable timing of wholesale customer shipments in Canada.
Canadian comparable net sales, including retail stores and eCommerce, decreased 1.5%, driven by decreased units sold, partially offset by increased average selling prices per unit. The decrease in units sold was primarily related to reduced availability of clearance inventory following a strong sell-through in the first half of fiscal 2025. Changes in foreign currency exchange rates used for translation had a $0.2 million unfavorable effect on International segment net sales.
As of September 27, 2025, we operated 192 stores and 65 stores in Canada and Mexico, respectively. As of December 28, 2024, we operated 191 and 62 stores in Canada and Mexico, respectively. As of September 28, 2024, we operated 188 and 56 stores in Canada and Mexico, respectively.
International segment operating income decreased $1.1 million, or 10.4%, to $9.2 million, primarily due to an increase in SG&A expenses of $4.5 million, partially offset by an increase in gross profit of $3.0 million and an increase in royalty income of $0.4 million. Segment operating margin decreased 140 bps to 8.2%, driven by a 220 bps increase in the SG&A rate, partially offset by a 40 bps increase in gross margin and a 40 bps increase in royalty income. The increase in gross margin was driven by higher average selling prices per unit and product mix, partially offset by higher average cost per unit sold. Average cost per unit sold increased by a mid-single digit percentage, reflecting the impact of incremental tariffs in Mexico and product mix. The increase in the SG&A rate was driven by increased performance-based compensation expense, retail store rent, and retail store employee costs, partially offset by decreased bad debt expense and fixed cost leverage on increased net sales.
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
Unallocated corporate expenses increased $0.1 million, or 0.6%, to $23.8 million. Unallocated corporate expenses were 3.1% of net sales, comparable to the third quarter of fiscal 2024, reflecting higher severance, relocation, and recruiting costs and increased performance-based compensation expense, offset by lower consulting costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
THREE FISCAL QUARTERS ENDED SEPTEMBER 27, 2025 COMPARED TO THREE FISCAL QUARTERS ENDED SEPTEMBER 28, 2024
The following table summarizes our results of operations.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	September 27, 2025	September 28, 2024	$ Change	% / bps Change
Consolidated net sales	$1,972,975	$1,984,390	$(11,415)	(0.6)%
Cost of goods sold	1,058,497	1,030,249	28,248	2.7%
Gross profit	914,478	954,141	(39,663)	(4.2)%
Gross profit as % of consolidated net sales	46.4%	48.1%		(170) bps
Royalty income, net	14,008	14,959	(951)	(6.4)%
Royalty income, net as % of consolidated net sales	0.7%	0.8%		(10) bps
Selling, general, and administrative expenses	869,246	797,572	71,674	9.0%
SG&A expenses as % of consolidated net sales	44.1%	40.2%		390 bps
Operating income	59,240	171,528	(112,288)	(65.5)%
Operating income as % of consolidated net sales	3.0%	8.6%		(560) bps
Interest expense	22,849	23,156	(307)	(1.3)%
Interest income	(10,007)	(8,644)	(1,363)	15.8%
Other (income) expense, net(1)	(265)	1,028	(1,293)	nm
Pension plan settlement(1)	8,777	949	7,828	nm
Income before income taxes	37,886	155,039	(117,153)	(75.6)%
Income tax provision	10,308	31,047	(20,739)	(66.8)%
Effective tax rate(2)	27.2%	20.0%		720 bps
Net income	$27,578	$123,992	$(96,414)	(77.8)%

Basic net income per common share	$0.75	$3.41	$(2.66)	(78.0)%
Diluted net income per common share	$0.75	$3.41	$(2.66)	(78.0)%
Dividend declared and paid per common share	$1.30	$2.40	$(1.10)	(45.8)%
(1)Pension plan settlement charge for the three fiscal quarters ended September 28, 2024 has been reclassified to the Pension plan settlement line item. This charge was previously included in Other expense (income).
(2)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $11.4 million, or 0.6%, to $1.97 billion. The decrease in net sales was driven by lower sales of our Simple Joys brand, lower replenishment and demand with department stores, and the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar compared to the first three quarters of fiscal 2024. These factors were partially offset by growth in our International segment and increased sales to off-price wholesale channel customers.
Average selling prices per unit decreased by a low-single digit percentage reflecting selected investments in pricing in the first half of fiscal 2025, partially offset by pricing actions in the third quarter of fiscal 2025 in response to incremental tariffs. Units sold increased by a low-single digit percentage. Changes in foreign currency exchange rates used for translation had an unfavorable effect on our consolidated net sales of $9.7 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $39.7 million, or 4.2%, to $914.5 million and consolidated gross margin decreased 170 bps to 46.4%. The decrease in consolidated gross profit and gross margin was driven by decreased net sales, higher average cost per unit sold, and increased sales to off-price wholesale channel customers, partially offset by channel mix and decreased inventory provisions driven by improved utilization of excess inventory. Average cost per unit sold increased by a low-single digit percentage driven by incremental tariffs and investments in product make.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $71.7 million, or 9.0%, to $869.2 million and increased as a percentage of consolidated net sales by 390 bps to 44.1%. This increase in SG&A rate was driven by fixed cost deleverage on decreased sales, costs related to operating model improvements and leadership transition, organizational restructuring, higher performance-based compensation expense, and investments in new and remodeled retail stores. Performance-based compensation expense as a percentage of net sales increased 60 bps, due to a higher projected attainment of annual incentive objectives relative to the prior period.
Operating Income
Consolidated operating income decreased $112.3 million, or 65.5%, to $59.2 million and decreased as a percentage of net sales by 560 bps to 3.0%, primarily due to the factors previously discussed.
Interest Income
Consolidated interest income increased $1.4 million to $10.0 million, due to increased cash balances during the period and interest recognized on federal tax refunds.
Other (Income) Expense, Net
Consolidated other income was $0.3 million in the first three quarters of fiscal 2025 compared to consolidated other expense of $1.0 million in the first three quarters of fiscal 2024. The change was driven by favorable changes in foreign currency exchange rates during the period.
Pension Plan Settlement
During the first three quarters of fiscal 2025 and fiscal 2024, the Company recognized non-cash pension settlement charges of $8.8 million and $0.9 million, respectively, which were related to the settlement of pension obligations under the frozen OshKosh B’Gosh Pension Plan.
Income Taxes
Consolidated income tax provision decreased $20.7 million, or 66.8%, to $10.3 million and the effective tax rate increased 720 bps to 27.2%. The increase in the effective tax rate was driven by lower income before income taxes in the first three quarters of fiscal 2025, incremental nondeductible officers’ compensation, and Hong Kong’s implementation of the Pillar Two global minimum tax legislation. This was partially offset by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to the first three quarters of fiscal 2024.
Net Income
Consolidated net income decreased $96.4 million, or 77.8%, to $27.6 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Three Quarters of Fiscal 2025 compared to First Three Quarters of Fiscal 2024
The following table summarizes net sales and segment operating income, by segment, for the first three quarters of fiscal 2025 and fiscal 2024:

	Three fiscal quarters ended
(dollars in thousands)	September 27, 2025	% of consolidated net sales	September 28, 2024	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$956,288	48.5%	$950,877	47.9%	$5,411	0.6%
U.S. Wholesale	726,899	36.8%	756,022	38.1%	(29,123)	(3.9)%
International	289,788	14.7%	277,491	14.0%	12,297	4.4%
Consolidated net sales	$1,972,975	100.0%	$1,984,390	100.0%	$(11,415)	(0.6)%

Segment operating income(1):		Segment operating margin		Segment operating margin
U.S. Retail	$16,052	1.7%	$59,681	6.3%	$(43,629)	(73.1)%
U.S. Wholesale	126,369	17.4%	162,662	21.5%	(36,293)	(22.3)%
International	12,564	4.3%	17,981	6.5%	(5,417)	(30.1)%
Total segment operating income	$154,985	7.9%	$240,324	12.1%	$(85,339)	(35.5)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	$(68,465)	n/a	$(68,796)	n/a	$(331)	(0.5)%
Operating model improvement costs(2)	(13,469)	n/a	—	n/a	n/a	n/a
Leadership transition costs(3)	(7,694)	n/a	—	n/a	n/a	n/a
Organizational restructuring(4)	(6,117)	n/a	—	n/a	n/a	n/a
Consolidated operating income	$59,240	3.0%	$171,528	8.6%	$(112,288)	(65.5)%
(1)Segment operating income for the three fiscal quarters ended September 28, 2024 have been recast to conform to the current presentation.
(2)Primarily related to third-party consulting costs to support operating model improvements.
(3)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
(4)Related to charges for severance and other termination benefits as a result of organizational restructuring.
U.S. Retail
U.S. Retail segment net sales increased $5.4 million, or 0.6%, to $956.3 million. The increase in net sales was driven by sales contribution of our new retail stores, growth in our core baby assortment, and increased units per transaction in both our stores and eCommerce channels. These factors were partially offset by decreased traffic in our retail stores, lower demand for our kid-sized assortment, and lower average selling prices per unit. Average selling prices per unit decreased by a low-single digit percentage, reflecting product mix and selected investments in pricing in the first half of fiscal 2025, partially offset by pricing actions in the third quarter of fiscal 2025 in response to incremental tariffs. Units sold increased by a low-single digit percentage. Comparable net sales, including retail store and eCommerce, decreased 0.3%, driven by lower traffic and lower average selling prices per unit.
U.S. Retail segment operating income decreased $43.6 million, or 73.1%, to $16.1 million, primarily due to a decrease in gross profit of $13.3 million and an increase in SG&A expenses of $30.1 million. Segment operating margin decreased 460 bps to 1.7%, driven by a 180 bps decrease in gross margin and a 280 bps increase in the SG&A rate. The decrease in gross margin was driven by decreased average selling prices per unit, a mid-single digit percentage increase in average cost per unit sold driven by incremental tariffs and investments in product make, and product mix. The increase in the SG&A rate was driven by investments in new and remodeled retail stores, increased performance-based compensation expense, and higher distribution and transportation costs.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $29.1 million, or 3.9%, to $726.9 million, driven by decreased sales of our Simple Joys brand primarily due to changes in business model that reduced visibility, traffic, and demand for brand. Other factors

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
include lower replenishment and demand with department stores and decreased average selling prices per unit, which were offset by increased demand with our other exclusive Carter’s brands, higher sales to our off-price wholesale channel customers, and increased demand for our Skip Hop brand. Average selling prices per unit decreased by a low-single digit percentage driven by customer mix. Units sold decreased by a low-single digit percentage.
U.S. Wholesale segment operating income decreased $36.3 million, or 22.3%, to $126.4 million, primarily due to a decrease in gross profit of $25.6 million and an increase in SG&A expenses of $9.7 million. Segment operating margin decreased 410 bps to 17.4%. The drivers of the decrease in operating margin were a 220 bps decrease in gross margin and a 170 bps increase in SG&A rate. The decrease in gross margin was driven by decreased average selling prices per unit sold, a low-single digit percentage increase in average cost per unit sold, and customer mix, partially offset by decreased inventory provisions driven by improved utilization of excess inventory. Average cost per unit sold increased as a result of incremental tariffs, and investments in product make, partially offset by product mix. The increase in the SG&A rate was driven by increased bad debt expense, higher distribution and performance-based compensation costs, and fixed cost deleverage on decreased sales.
International
International segment net sales increased $12.3 million, or 4.4%, to $289.8 million, driven by improved demand with our international wholesale partners, and growth in Mexico and Canada. Growth in Mexico was driven by the contribution of new retail stores and higher traffic. Canadian comparable net sales, including retail stores and eCommerce, increased 2.5% driven by an increase in traffic and units sold. International segment units sold increased by a mid-single digit percentage.
These factors were partially offset by decreased average selling prices per unit. Average selling prices per unit decreased by a low-single digit percentage, driven by the unfavorable impact of foreign currency exchange rates and product mix. Changes in foreign currency exchange rates used for translation had a $9.7 million unfavorable effect on International segment net sales.
International segment operating income decreased $5.4 million, or 30.1%, to $12.6 million, primarily due to a decrease in gross profit of $0.8 million and an increase in SG&A expenses of $5.0 million. Segment operating margin decreased 220 bps to 4.3%, driven by a 230 bps decrease in gross margin, partially offset by a 10 bps decrease in the SG&A rate. The decrease in gross margin was due to decreased average selling prices per unit and increased average cost per unit sold. Average cost per unit sold increased by a mid-single digit percentage due to product mix. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales, partially offset by increased performance-based compensation and higher retail store rent and retail store employee costs.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $0.3 million, or 0.5%, to $68.5 million. Unallocated corporate expenses were 3.5% of net sales, comparable to the first three quarters of fiscal 2024.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Fiscal quarter ended
	September 27, 2025					September 28, 2024
(dollars in millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$29.1	3.8%	$3.2	$11.6	$0.32	$77.0	10.2%	$12.4	$58.3	$1.62
Organizational restructuring(1)	6.1		1.5	4.6	0.13	—		—	—	—
Operating model improvement costs(2)	3.7		0.9	2.8	0.08	—		—	—	—
Leadership transition costs(3)	0.5		0.1	0.4	0.01	—		—	—	—
Pension plan settlement(4)	—		2.1	6.7	0.18	—		0.2	0.7	0.02
Deferred compensation plan termination(5)	—		(0.8)	0.8	0.02	—		—	—	—
As adjusted	$39.4	5.2%	$7.1	$26.8	$0.74	$77.0	10.2%	$12.6	$59.0	$1.64
(1)Related to charges for severance and other termination benefits as a result of organizational restructuring.
(2)Primarily related to third-party consulting costs to support operating model improvements.
(3)Related to costs associated with the transition of our former CEO, including executive recruiting costs, and other related costs.
(4)Related to non-cash charges as a result of pension plan settlements.
(5)Related to the incremental income tax impact resulting from the announced termination of the Company’s deferred compensation plan.
Note: Results may not be additive due to rounding.

	Three fiscal quarters ended
	September 27, 2025					September 28, 2024
(dollars in millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$59.2	3.0%	$10.3	$27.6	$0.75	$171.5	8.6%	$31.0	$124.0	$3.41
Operating model improvement costs(1)	13.5		3.2	10.2	0.29	—		—	—	—
Leadership transition costs(2)	7.7		0.7	7.0	0.19	—		—	—	—
Organizational restructuring(3)	6.1		1.5	4.6	0.13	—		—	—	—
Pension plan settlement(4)	—		2.1	6.7	0.19	—		0.2	0.7	0.02
Deferred compensation plan termination(5)	—		(0.8)	0.8	0.02	—		—	—	—
As adjusted	$86.5	4.4%	$17.0	$56.9	$1.57	$171.5	8.6%	$31.3	$124.7	$3.43
(1)Primarily related to third-party consulting costs to support operating model improvements.
(2)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards pursuant to a retirement agreement approved by the Board of Directors, executive recruiting costs, and other related costs.
(3)Related to charges for severance and other termination benefits as a result of organizational restructuring.
(4)Related to non-cash charges as a result of pension plan settlement.
(5)Related to the incremental income tax impact resulting from the announced termination of the Company’s deferred compensation plan.
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
As of September 27, 2025, we had $184.2 million of cash and cash equivalents held at major financial institutions, including $52.2 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at September 27, 2025 were $237.9 million compared to $247.0 million at September 28, 2024 and $194.8 million at December 28, 2024. The decrease of $9.1 million, or 3.7%, at September 27, 2025 compared to September 28, 2024 primarily reflects the timing of wholesale customer shipments. Due to the seasonal nature of our operations, the net accounts receivable balance at September 27, 2025 is not comparable to the net accounts receivable balance at December 28, 2024.
Inventories at September 27, 2025 were $656.1 million compared to $607.4 million at September 28, 2024 and $502.3 million at December 28, 2024. The increase of $48.8 million, or 8.0%, at September 27, 2025 compared to September 28, 2024 was driven by $34.0 million of incremental tariffs imposed on products imported into the United States and investments in product make. Days of supply were comparable to September 28, 2024. Due to the seasonal nature of our operations, the inventory balance at September 27, 2025 is not comparable to the inventories balance at December 28, 2024.
Operating lease assets at September 27, 2025 were $611.6 million compared to $560.2 million at September 28, 2024 and $577.1 million at December 28, 2024. The increase of $51.3 million or 9.2%, at September 27, 2025 compared to September 28, 2024 was driven by the renewal of one of our distribution centers in Georgia, the commencement of a new corporate office lease in New York following the expiration of the prior lease, and investments in our retail store fleet.
Cash Flow
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $136.3 million for the first three quarters of fiscal 2025 compared to net cash provided by operating activities of $11.3 million in the first three quarters of fiscal 2024. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The change in net cash from operating activities was primarily driven by decreased net income and increased inventory purchases driven by incremental tariffs imposed on products imported into the U.S.
Net Cash Used in Investing Activities
Net cash used in investing activities was $42.7 million for the first three quarters of fiscal 2025 compared to $39.6 million in the first three quarters of fiscal 2024. The increase in net cash used in investing activities was driven by increased capital expenditures. Capital expenditures in the first three quarters of fiscal 2025 was driven by U.S. and international retail store openings and remodels and investments in our distribution facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We plan to invest $60.0 million in capital expenditures in fiscal 2025, which primarily relates to U.S. and international retail store openings and remodels, investments in our distribution facilities, and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $52.1 million in the first three quarters of fiscal 2025 compared to $145.1 million in the first three quarters of fiscal 2024. This change in cash flow from financing activities was primarily driven by open market repurchases of common stock in the first three quarters of fiscal 2024 that did not reoccur in the first three quarters of fiscal 2025 and a decrease in cash dividends distributed to shareholders.
Share Repurchases
The Company did not repurchase and retire shares in open market transactions in the first three quarters of fiscal 2025. In the first three quarters of fiscal 2024, we repurchased and retired 736,423 shares in open market transactions for $50.5 million, at an average price of $68.61 per share.
The total remaining capacity under outstanding repurchase authorizations as of September 27, 2025 was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first, second, and third quarters of fiscal 2025, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80, $0.25, and $0.25, respectively (for an aggregate cash dividend per common share of $1.30 for the first three quarters of fiscal 2025). Additionally, in each of the first three quarters of fiscal 2024, the Board of Directors declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $2.40 for the first three quarters of fiscal 2024). Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of September 27, 2025, December 28, 2024, and September 28, 2024, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $6.9 million, $4.7 million, and $5.7 million of outstanding letters of credit, respectively. There were no borrowings in the first three quarters of fiscal 2025 or fiscal 2024.
As of September 27, 2025, December 28, 2024, and September 28, 2024, there was $843.1 million, $845.3 million, and $844.3 million available for future borrowing, respectively. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Our secured revolving credit facility provides for a leverage-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.125% to 1.625%, based on leverage. As of September 27, 2025, the borrowing rate for an adjusted term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.39%, which includes a leverage-based adjustment of 1.125%.
As of September 27, 2025, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
In October 2025, the Company’s wholly-owned subsidiaries, The William Carter Company and The Genuine Canadian Corp., obtained commitments for a new five-year asset-based revolving credit facility with initial borrowing commitments of no less than $750 million, subject to the borrowing base under the new facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Senior Notes
As of September 27, 2025, the Company had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our condensed consolidated balance sheets, the $500.0 million of outstanding senior notes as of September 27, 2025 is reported net of $1.3 million of unamortized issuance-related debt costs. We are evaluating opportunities to refinance our $500.0 million principal amount of senior notes outstanding that mature on March 15, 2027.
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
Goodwill and Indefinite-lived Intangible Assets
During the second quarter of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price since the last impairment test conducted in the fourth quarter of fiscal 2024. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets. Based on these assessments, there were no impairments to the value of goodwill or to our indefinite-lived tradename assets in the second quarter of fiscal 2025
Additionally, during the third quarter of fiscal 2025, the Company identified a triggering event related to the sustained decrease in the Company’s stock price since the last impairment test conducted in the second quarter of fiscal 2025. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets.
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
The assessment indicated that the fair value of assets for the U.S. Wholesale reporting unit exceeded its carrying value by over 100%. Additionally, the fair value of our indefinite-lived tradename assets exceeded the carrying values by at least 25%.
The assessment indicated that the fair value of assets for the U.S. Retail, Canada, and Other International reporting units exceeded its carrying values by approximately 4%, 7%, and 4%, respectively. Sensitivity tests on the Canada reporting unit showed that a 100 bps increase in the discount rate, 50 bps decrease in the long-term revenue growth rate, a 250 bps decrease in revenue growth rates, or a 50 bps decrease in operating margins would not change the conclusion and would not result in an impairment charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Sensitivity tests on the U.S. Retail reporting unit showed that a 50 bps decrease in the long-term revenue growth rate would not change the conclusion and would not result in an impairment charge. However, a 250 bps decrease in the revenue growth rates, a 100 bps increase in the discount rate, or a 50 bps decrease in operating margins would indicate goodwill impairment charges of approximately $20 million, $30 million, and $50 million ascribed to the U.S. Retail reporting unit, respectively.
Sensitivity tests on the Other International reporting unit showed that a 50 bps decrease in the long-term growth rate would not change the conclusion and would not result in an impairment charge. However, a 100 bps increase in the discount rate, a 250 bps decrease in the revenue growth rates, or a 50 bps decrease in operating margins would indicate goodwill impairment charges of approximately $8 million, $3 million, and $3 million ascribed to the Other International reporting unit, respectively.
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
The financial statements of our foreign subsidiaries that are denominated in functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in our condensed consolidated balance sheets.
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024, had a $0.2 million unfavorable effect on our consolidated net sales. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2025, compared to the first three quarters of fiscal 2024, had a $9.7 million unfavorable effect on our consolidated net sales.
Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. In our condensed consolidated statement of operations, these gains and losses are recorded within Other (income) expense, net. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss) in our condensed consolidated balance sheets.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of September 27, 2025, there were no variable rate borrowings outstanding under the secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of September 27, 2025.
Changes in Internal Control over Financial Reporting
The Principal Executive Officer and Principal Financial Officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 27, 2025 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 27, 2025.

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
We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.
We have recently announced a restructuring plan designed to more closely align our financial resources against the critical priorities of our business and rebalance our cost base to further improve future profitability. We have also implemented several changes to our operating model and continue to refine our operating model in response to business and market conditions. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans and operating model changes, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan or operating model change presents significant potential risks including, among others, higher than anticipated implementation costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans and operating model changes, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.
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
We sell products outside the United States through our multichannel global business model, and we rely on a network of global suppliers, primarily located in Asia. We estimate that Vietnam, Cambodia, Bangladesh, and India will collectively represent approximately 75%, and China less than 3%, of our product sourcing spend in fiscal 2025. In addition, 60% of the fabric that was used in the manufacture of our products in fiscal 2024 was sourced from China. As a result of the tariffs announced on April 2, 2025 by the Trump Administration, we are anticipating increased supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact. We expect these new tariffs to have a material impact on our business and results of operations in fiscal year 2025 and in the longer term if we are unable to successfully implement various mitigating actions noted below.
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
As a result of the tariffs announced on April 2, 2025 or additional tariffs or other restrictions, quotas, embargoes, or safeguards that are placed on goods imported into the United States, or any related counter-measures that are taken by other countries, we expect to take actions which may include, but not be limited to, changes to our product assortments, cost sharing with our vendor partners, changes to the mix of production by country, and raising prices to end consumers and our wholesale customers. The actions that we take may not fully offset the impact of tariffs and, as a result, our market share, revenue, gross margins, and results of operations may be materially harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
June 29, 2025 through July 26, 2025	—	$—	—	$598,966,271

July 27, 2025 through August 23, 2025	6,238	$25.21	—	$598,966,271

August 24, 2025 through September 27, 2025	—	$—	—	$598,966,271

Total	6,238		—
(1)All the shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between July 27, 2025 and August 23, 2025.
(2)The Company did not repurchase shares in open market transactions during the third quarter of fiscal 2025. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(3)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 27, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	August 18, 2023
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated September 24, 2025	8-A	3.1	September 24, 2025
4.1	Stockholder Rights Agreement, dated as of September 22, 2025, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	4.1	September 24, 2025
10.1	Separation Agreement effective September 3, 2025, between The William Carter Company and Kendra D. Krugman				X
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
32	Section 1350 Certification.				X
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 27, 2025	/s/ DOUGLAS C. PALLADINI
Douglas C. Palladini
Chief Executive Officer & President
(Principal Executive Officer)

October 27, 2025	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)