Form 10-K
period 2026-01-03
CARTERS INC
filed 2026-02-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 27, 2025 as reported on the New York Stock Exchange was $659,550,682. For purposes of the foregoing calculation only, which is required by Form 10-K, the registrant has included in the shares owned by affiliates those shares owned by directors and executive officers of the registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 20, 2026, there were 36,386,140 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter’s, Inc., expected to be held on May 13, 2026 will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 3, 2026.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JANUARY 3, 2026

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-K. These risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A. “Risk Factors” of this Form 10-K, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related to public health crises; risks related to the organizational restructuring plan, including, but not limited to, our ability to achieve the expected savings from the plan and to fully implement the plan; risks related to consumer tastes and preferences, as well as fashion trends; the failure to protect our intellectual property; the diminished value of our brands, potentially as a result of negative publicity or unsuccessful branding and marketing efforts; delays, product recalls, or loss of revenue due to a failure to meet our quality standards; risks related to uncertainty regarding the future of international trade agreements and the United States’ position on international trade, as well as significant political, trade, and regulatory developments and other circumstances beyond our control; the roll-back of incremental tariffs imposed under the International Emergency Economic Powers Act (the “incremental tariffs”) and any additional actions taken in response to their roll-back, including tariffs imposed pursuant to Section 122 of the Trade Act of 1974 (the “122 tariffs”); our ability to recover refunds of incremental tariff amounts or other tariff amounts paid; increased competition in the marketplace; financial difficulties for one or more of our major customers; identification of locations and negotiation of appropriate lease terms for our retail stores; distinct risks facing our eCommerce business; failure to forecast demand for our products and our failure to manage our inventory; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; fluctuations in foreign currency exchange rates; unseasonable or extreme weather conditions; risks associated with corporate responsibility issues; our foreign sourcing arrangements; a relatively small number of vendors supply a significant amount of our products; disruptions in our supply chain, including increased transportation and freight costs; our ability to effectively source and manage inventory; problems with our Braselton, Georgia distribution facility; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data or a failure to implement new information technology systems successfully; unsuccessful expansion into international markets; failure to comply with various laws and regulations; failure to properly manage strategic initiatives; retention of key individuals; acquisition and integration of other brands and businesses; failure to achieve sales growth plans and profitability objectives to support the carrying value of our intangible assets; our continued ability to meet obligations related to our debt; changes in our tax obligations, including additional customs, duties or tariffs; our continued ability to declare and pay a dividend; volatility in the market price of our common stock; and the cost or effort required for our shareholders to bring certain claims or actions against us, as a result of our designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
PART I
Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.
Our market share data is based on information provided by Circana, LLC (formerly the NPD Group, Inc.) (“Circana”). Circana data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers’ point of sale data for children’s apparel and juvenile products in the United States (“U.S.”) and represents the twelve-month period ended December 2025.
Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market. Some Circana market share data is presented based on age segments. The baby and young children’s apparel market in which we compete includes apparel products for ages zero to 10 and is divided into the zero to two-year-old baby market, the three- to four-year-old toddler market, and the five- to 10-year-old kid market. Note that Carter’s defines its product offerings by sizes: baby (sizes newborn to 24 months), toddler (sizes 2T to 5T), and kid (sizes 4 to 14). In addition, other Circana market share data is presented based on Circana’s definition of the baby and playclothes categories, which is different from Carter’s definitions of these categories.

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
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2025 ended on January 3, 2026, and contained 53 calendar weeks. Fiscal 2024 ended on December 28, 2024, and fiscal 2023 ended on December 30, 2023, both contained 52 calendar weeks.

ITEM 1. BUSINESS
Overview
We are North America’s largest and most-enduring apparel company exclusively for babies and young children. Our core brands are Carter’s and OshKosh B’gosh (or “OshKosh”), iconic and among the sector’s most trusted names. Our exclusive Carter’s brands, which consist of Child of Mine, Just One You, and Simple Joys, are developed for Walmart, Target, and Amazon. Our emerging brands include Little Planet, crafted with organic fabrics and sustainable materials, Otter Avenue, a toddler-focused apparel brand, and Skip Hop, baby essentials from tubs to toys.
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
Our purpose is to embrace the wonder of childhood and uplift those shaping the future. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. The baby and young children’s apparel market, ages zero to 10, in the United States is approximately $29 billion as of December 2025. In this market, our Carter’s brands, including our exclusive brands, collectively hold the #1 position with approximately 9% market share as of December 2025 and our OshKosh brand has approximately 1% market share as of December 2025.
Our multichannel, global business model, which includes retail stores, eCommerce, mobile app, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. As of January 3, 2026, our channels included 1,068 company-operated retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
We have three operating and reportable segments: U.S. Retail, U.S. Wholesale, and International. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores, eCommerce websites, and mobile app. Our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale customers. Our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. The Company sells similar products in each of its three segments. Additional financial and geographical information about our business segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 19, Segment Information, to the consolidated financial statements.

Business Strategy
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth agenda is centered on three strategic pillars:
•Consumer-led product and innovation — We are investing to become a more consumer-led organization, grounded in deep consumer insights that inform product creation, innovation, and assortment decisions across our portfolio. By leveraging enhanced consumer research, data analytics, and trend insights, we believe we are better positioned to translate consumer needs and preferences into clear, actionable product briefs that accelerate innovation and improve speed to market. In fiscal 2025, we continued as the children’s apparel market leader in North America, with an approximately 10% market share in the United States for the ages zero to 10 segment. Additionally, we grew our active customer file in the United States, enabled by our efforts to both retain existing consumers that know and trust our quality and value and acquire new, younger consumers through product innovation.
Our strategy is designed to uplift and serve the needs of the entire family, with a comprehensive offering spanning ages zero to 10, providing relevance across life stages and occasions. We are committed to standing behind the quality, value, and functionality of our products, while improving our ability to identify, interpret, and execute against emerging trends and creating better alignment between consumer demand and our assortments.
•Brand-focused — We are executing a brand-focused strategy centered on a true house of brands operating model. This approach enables each brand to operate with greater clarity of purpose, distinct positioning, and resources.
Historically, smaller brands within our portfolio did not consistently receive the focus and investment required to fully realize their potential. Under our new model, each brand is empowered to develop its own identity, consumer proposition, and growth strategy, while benefiting from shared capabilities and scale.
We believe this approach is delivering positive results, as our brands are increasingly attracting new consumers, particularly among Gen Z and Millennial families. Importantly, these newly acquired consumers are demonstrating the potential for higher lifetime value, supporting our goal of sustainable and profitable long-term growth. We continue to invest in the marketing capabilities, creative effectiveness, and pricing discipline necessary to support brand equity, drive awareness, and reinforce value perception across our portfolio.
•Direct-to-consumer first — We leverage a unique global, multi-channel platform to extend the reach of our brands. No other children’s apparel company combines our scale and capabilities across retail stores, eCommerce, and wholesale channels, enabling us to meet families wherever they shop.
We are the largest specialty retailer in North America focused on young children’s apparel, with over 1,000 company-owned stores and dedicated websites across the United States, Canada, and Mexico. We believe our direct-to-consumer businesses provide the best expression of our brands, with curated assortments led by newness, knowledgeable and engaged associates in our stores, a clear brand point of view, and total value that is easy to understand. We are improving our retail fleet through remodels, new store experiences, and learnings from our Atlanta flagship store. In fiscal 2025, we initiated a portfolio optimization strategy, including plans to close approximately 150 lower-margin stores through fiscal 2028, to improve productivity and strengthen brand expression.
Our wide direct-to-consumer reach is further extended through wholesale partnerships. We are the largest supplier of young children’s apparel to leading North American retailers, with distribution in more than 19,500 locations and across partners’ digital platforms. We continue to invest in brand experiences with wholesale partners, grow with mass and off-price customers serving young families, evolve our Amazon partnership toward core flagship brands, and extend our global reach through multinational wholesale relationships.
In addition to the strategic pillars described above, we are focused on returning to consistent, profitable growth, recapturing market share, and creating long‑term shareholder value through initiatives designed to (i) stabilize business performance, (ii) increase near‑term productivity, and (iii) invest to enable long‑term growth.
Our Brands
Carter’s & OshKosh B’gosh
Our Carter’s and OshKosh product offerings include apparel and accessories for babies (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4 to 14).
For our Carter’s brands, our focus is on essential and fashion apparel products for babies and young children, including bodysuits, layette essentials, sleep and play, pants, tops and t-shirts, multi-piece sets, dresses, and sleepwear. We attribute our leading market position to our strong value proposition, brand strength, distinctive design, commitment to quality, and our broad distribution through our company-operated retail stores, websites, and mobile app, as well as our wholesale distribution channel that includes successful and long-standing relationships with leading global and national retailers. Our marketing programs target first-time parents, experienced parents, and gift-givers. Our core baby product line provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive Carter’s brands: our Child of Mine brand, which is sold at Walmart, our Just One You brand, which is sold at Target, and our Simple Joys brand, which is available on Amazon.
Carter’s is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. As of December 2025, our multichannel business model enabled our Carter’s brands to maintain a leading market share of approximately 9% in the zero to 10-year-old market. Our Carter’s brands maintained the leading market position with approximately 21% in the zero to two-year-old baby market and maintained its leading market position with approximately 8% in the three to four-year-old toddler market. Our Carter’s brands also have an approximately 2% market share in the five to ten-year-old kid market.
The focus of the OshKosh brand is high-quality playclothes, including denim jeans, overalls, core bottoms, knit tops, t-shirts, and layering pieces for everyday use, primarily targeted at toddlers and young children. We believe that our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. As of December 2025, our OshKosh brand’s market share was approximately 1% of the zero to 10-year-old apparel market in the United States.
For both our Carter’s and OshKosh brands, we employ cross-functional teams to develop our product assortments. Team members from merchandising, art, design, sourcing, product development, and planning follow a disciplined development process. We believe that this approach, which includes consumer research, value engineering, and rigorous attention to detail, results in compelling consumer product offerings, increases consumer response, and supports efficient and productive operations.
We are focused on strengthening our brands with consumers by differentiating our products through fabric details, on-trend styling, updated packaging and presentation strategies, and consumer-facing marketing. We also place importance on differentiating our brand experience through in-store fixturing, branding, signage, photography, and advertising across all of our global channels of distribution.
Licensed Products
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Little Planet brands to various licensed partners in order to expand our product offerings into additional product categories such as footwear, outerwear, accessories (such as hair accessories and jewelry), toys, home décor, cribs and baby furniture, and bedding. These licensed partners develop and sell our branded products through multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of our branded products to aim to ensure consistency across product offerings with our vision of high-quality products at market-leading value.
We also partner with other brand owners to further expand our retail apparel product offerings, including a range of licensed sports and character t-shirts, bodysuits, and sleepwear.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to expectant parents and families with young children. Our Skip Hop brand is best known for diaper bags, kid’s bags, home gear, and products for playtime, mealtime, bath time, and travel, and combines innovative functionality with attractive design. Skip Hop was the #1 brand in diaper bags in fiscal 2025.
We believe that Skip Hop is a global lifestyle brand. Skip Hop’s core philosophy and positioning revolve around its brand promise — “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both in-house design and creative teams, each of which is dedicated to meeting that goal. We have made investments in branding, in-store fixturing, and signage, along with digital advertising, to further strengthen the position of the Skip Hop brand. Skip Hop branded products are sold through our retail stores, our eCommerce site, and in the wholesale channel, which represented a majority of the brand’s net sales in fiscal 2025.

Little Planet
Our Little Planet brand launched in 2021 and is a primarily organic and sustainable apparel brand created to serve a growing consumer need for beautiful heirloom-quality baby and toddler products developed using sustainable materials. The assortment of products includes sleepwear, swimwear, outerwear, bedding, accessories, and toys. Little Planet products are sold through our retail stores, our eCommerce site, and in the wholesale channel, at price points typically above comparable Carter’s and OshKosh apparel products.
Otter Avenue
Our Otter Avenue brand, launched in 2025, is a toddler brand that focuses on functionality and is designed to encourage independence, while combining fun, sophistication, and fashion-forward styles. This brand includes a curated assortment of toddler apparel and accessories and is our first-ever brand specifically for toddlers, crafted through insights around how children begin to dress themselves. We believe that Otter Avenue will help us retain our infant and baby consumers as they grow. Otter Avenue commands higher prices, as compared to our other brands, through premium design and make. The brand was initially launched in our U.S. Retail channel with expanded distribution planned into other channels.
Sales Channels
We sell our Carter’s, OshKosh, Skip Hop, and Little Planet branded products through multiple channels, both in the United States and globally and, as noted above, we sell Otter Avenue in our U.S. Retail channel and plan to expand distribution into other channels.
U.S. Retail
Our U.S. Retail segment includes sales of our products through our U.S. retail stores and eCommerce sites, including through our omni-channel capabilities which provide our consumers with a seamless shopping experience in the channel of their choice.
Our U.S. retail stores are generally located in high-traffic open-air shopping centers and malls in or near major cities or in outlet centers that are near densely populated areas. We believe that our brand strength, product assortment, shopping experience, and high-quality service have made our retail stores a destination for consumers seeking children’s apparel and accessories.
Our stores carry an assortment of Carter’s, OshKosh, and/or Skip Hop, Little Planet, and Otter Avenue branded products, as well as other products, depending on the store and location. As of January 3, 2026, our stores averaged approximately 5,100 square feet per location. As of January 3, 2026, we operated 804 stores in the United States.
In the fourth quarter of fiscal 2024, we opened our first-ever flagship store in Atlanta, Georgia, which includes brand-centric presentations, in-store shops for baby, toddler and kids, modern digital displays, a gifting station, and community engagement events.
We have identified opportunities to rationalize our store portfolio by closing approximately 150 low-margin stores, primarily at lease expiration, in North America during fiscal years 2025 through 2028. We closed 35 stores across fiscal 2025 and expect to close approximately 60 stores across fiscal 2026. We expect these actions, assuming anticipated sales transfer to nearby company-operated stores and our eCommerce channel and the elimination of fixed store expenses, to favorably impact our profitability. Additionally, we are largely suspending new store openings in the U.S. under our current store model. These actions allow us to focus on improving the productivity of our existing retail store fleet and to advance our fleet segmentation strategy to create more differentiated consumer experiences.
We also sell our products through our U.S. eCommerce websites at www.carters.com, www.oshkosh.com, www.skiphop.com, www.littleplanet.com, www.otteravenue.com, and through our mobile app.
We focus on the customer experience through store and eCommerce website design, visual aesthetics, clear product presentation, and exceptional customer service. Our eCommerce websites also feature product recommendations and online-exclusive offerings.
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
Our Carter’s brand wholesale customers in the United States include major retailers, such as Costco, JCPenney, Kohl’s, Macy’s, Marshalls, Ross Stores, Sam’s Club, and T.J. Maxx. Additionally, our Child of Mine exclusive brand is sold at Walmart, our Just One You exclusive brand is sold at Target, and our Simple Joys exclusive brand is available on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as Amazon and Target.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as Amazon, Target, and Walmart.
Our Little Planet brand wholesale customers in the United States include major retailers, such as Amazon and Target.
We collaborate with our wholesale customers to provide a consistent and high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation initiatives. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
Our two largest wholesale customers accounted for 11.0% and 10.3%, respectively, of consolidated net sales in fiscal 2025.
International
Our International segment includes sales of our products outside of the United States, including through our retail stores and eCommerce sites in Canada and Mexico. As of January 3, 2026, in Canada we operated 192 retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 72 retail stores and an eCommerce site at www.carters.com.mx.
Our International segment includes sales of our products to wholesale accounts outside of the United States, including both domestic retailers with international operations and international retailers. In addition, we license our Carter’s and OshKosh brands to international customers that sell our products through branded retail and online stores, as well as to wholesale customers, within their licensed territories. Our International segment includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of the end of fiscal 2025, our International segment included wholesale accounts in approximately 2,000 locations in North America and wholesale accounts and licensees who operated in over 1,100 locations outside of North America. As of the end of fiscal 2025, we had approximately 45 international licensees who operated in over 90 countries.
Our Marketing Strategy
For all our brands, our marketing is largely focused on driving brand preference and engagement with first-time and experienced parents, as well as gift-givers. Our goal is to have the most top-of-mind, preferred brands in the young children’s apparel market and to connect with diverse, digitally savvy consumers. As such, our marketing investments are targeted at acquiring new customers, developing stronger relationships with our existing customers, and extending our customers’ tenure with our brands. Included among our marketing investments are our newly developed marketing personalization capabilities, a rebranded and relaunched customer loyalty program, enhanced digital and social media programs, and strengthened consumer-facing technologies such as our mobile app. We plan to continue to invest in the effectiveness of our marketing strategy, including through demand creation that highlights the style and quality of our products.
We use our customer loyalty program in the United States to drive customer traffic, sales, and brand loyalty. In fiscal 2024, we rebranded and relaunched our loyalty program as Carter’s Rewards with the goals of further deepening our customer loyalty, increasing the frequency of visits, and growing customer lifetime value. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2025, our U.S. retail sales were predominantly made to members of Carter’s Rewards.
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

Our Global Sourcing Network
We source all of our apparel and other products from a global network of third-party suppliers, primarily located in Asia. We source the remainder of our products primarily through North America, Africa, and Central America. We estimate that Vietnam, Bangladesh, Cambodia, and India will collectively represent approximately 75%, and China less than 3%, of our product sourcing spend in fiscal 2026. In fiscal 2025, approximately 60% of the fabric that was used in the manufacture of our products was sourced from China; however, the fibers used to produce that fabric were sourced from outside of China. The remainder of the fabric was sourced primarily from India, Vietnam, Bangladesh, and Cambodia. We do not own any raw materials or manufacturing facilities.
Since its inauguration in January 2025, the second Trump Administration has made numerous announcements and taken action to increase tariffs assessed on products imported into the United States, which has introduced heightened uncertainty across the global economy. Any new or increased tariffs, quotas, embargoes, or other trade barriers have the potential to adversely affect our supply chain, cost structure, margins, and competitiveness. Additionally, retaliatory actions taken by impacted countries could further disrupt global trade and create additional inflationary pressures in raw materials and logistics.
Our sourcing operations are based in Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. Our Hong Kong office acts as an agent for substantially all of our sourcing in Asia and monitors production at manufacturers’ facilities to ensure quality control and compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished apparel to our distribution facilities. We also have sourcing offices in Cambodia, Vietnam, China, India, and Bangladesh to help support these efforts.
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
Responsible Sourcing
Responsible sourcing is integral to our business strategy. Accordingly, we have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our ethical and social responsibility standards before we place orders for product with that factory. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to identify potential improvements, and we integrate this information into our on-going sourcing decisions. Our vendor code of ethics, with which we require our factories to comply, outlines our standards for supplier behavior in creating a fair and safe workplace and covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters. In addition, our social responsibility policy establishes our expectations for our global suppliers and guides our oversight. This policy is derived from the policies, standards, and conventions of the International Labor Organization, and includes a commitment to the Universal Declaration of Human Rights.
Sustainability
We issued our fifth annual Raise the Future Impact Report in fiscal 2025, in which we highlighted our three strategic pillars that guide our long-term corporate responsibility commitments: Product, Planet, and People. In furtherance of these commitments, we discussed our efforts to grow our sustainable product offerings, reduce our carbon footprint, and uplift our workers and communities. In fiscal 2025, we continued our transition to more sustainably grown cotton through the Better Cotton Initiative, with over 80% of our cotton sourced through this program. Additionally, we continued our use of LENZING™ ECOVERO™, a sustainably produced viscose fiber sourced from responsibly managed forests.
As a result of customer demand, we have increased the sales of and expanded the scope of our Little Planet brand and PurelySoft collection, and we plan to increase the availability of sustainable choices across all our product lines to support the growing demand. We have increased our transparency on our chemicals management process by publishing a Restricted Substances List, designating chemicals that should be minimized or avoided in our apparel and accessories, and are working with our suppliers to minimize or avoid the use of such chemicals in our products. We use the OEKO-TEX® Standard 100 certification label, a well-known certification for textiles tested for harmful substances, which appeared on more than 99% of our baby apparel and sleepwear in fiscal 2025. We have established targets, validated by the Science-Based Target Initiative, to reduce risks associated with our Scope 1 and 2 greenhouse gas emissions.
Our Global Distribution Network
The majority of all finished goods manufactured for us are shipped to our distribution facilities or to designated third-party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to us and to our customers by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate two distribution centers in Georgia: an approximately 1.1 million square-foot multichannel facility in Braselton and a 0.5 million square-foot facility in Stockbridge. In the third quarter of fiscal 2025, we vacated our 0.2 million square-foot single-channel facility in Jonesboro, Georgia. We outsource certain distribution activities to third-party logistics providers located in California and leverage additional third-party providers in Georgia, as needed, primarily for storage seasonally. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, and preparing and shipping them to our wholesale customers, retail stores, and eCommerce customers.
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
•health care, employment, and labor laws;
•product and consumer safety laws, including those imposed by the U.S. Consumer Product Safety Commission and the Americans with Disabilities Act of 1990;
•data privacy laws, including the European Union General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”);
•trade, transportation, and logistics related laws, including tariffs, quotas, embargoes, and orders issued by Customs and Border Protection and similar agencies in other countries; and
•applicable environmental laws.
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
Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition in our market is generally based on a variety of factors, including comfort and fit, quality, pricing, style, selection, convenience, and breadth of distribution. Both national brand and private label manufacturers, as well as specialty apparel brands and retailers, aggressively compete in the baby and young children’s apparel market. Our primary competitors include (in alphabetical order): Gap, Old Navy, and The Children’s Place; Cat & Jack (private label sold exclusively in Target) and Garanimals (sold exclusively in Walmart); and Disney, Nike, Adidas, and Under Armour (national brands). Because of the highly fragmented nature of the industry, we also compete with many small specialty brands and retailers. We believe that the awareness and strength of our brand names, combined with the breadth and value of our product offerings, broad distribution, scale, and operational expertise, position us well against our competitors.
Seasonality and Weather
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full fiscal year. In addition, our business is susceptible to unseasonable weather conditions, which could influence consumer behavior, customer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season, cool temperatures during the summer season, or severe weather events that disrupt store operations, distribution, or shipping networks could affect the level and timing of demand.
Human Capital Management
As of the end of fiscal 2025, we had approximately 15,400 employees globally. The tables below present the composition and location of our employees:

	Employee Count	% of Total
Retail stores	12,180	79.1%
Corporate offices	1,650	10.7%
Distribution centers	1,570	10.2%
Total	15,400	100.0%

	Employee Count	% of Total
United States	12,230	79.4%
Canada	2,200	14.3%
Mexico	700	4.5%
Other (primarily countries in Asia)	270	1.8%
Total	15,400	100.0%
Talent and Development
We are guided by our core values:
•Consumer-Immersed - We listen deeply, design with families in mind, and keep childhood wonder at the heart of everything we do. We create playful, innovative products and experiences that inspire curiosity and are grounded in the real ways families live and make memories.

•Act with Integrity - We do the right thing, guided by principle, not pressure. We act with honesty, transparency, and respect. We make responsible choices that consider our long-term impact on people, our community, and the planet.
•Wonder, Won Together - We believe the best outcomes are created together. When we work as one connected team with shared goals, we turn collaboration into something bigger than any one of us. We do what is right for the whole—not just our part—because that is how we create real impact and wonder.
•Own the Outcome - We take accountability for our outcomes and embrace learning through action. We take smart risks, experiment, learn fast, and adapt quickly, turning missteps into momentum and growth for ourselves and others.
•Champion Every Family - We show up for families of all kinds with curiosity, respect, and care. We earn cultural relevance by reflecting the diversity of the families we serve in our products, experiences, teams, and decisions, because different perspectives make us stronger.
We believe that to succeed as a business and to positively impact families and our communities, we must first create and maintain an inclusive, supportive workplace culture that fosters high employee engagement. We believe in developing our employees and offer numerous formal training opportunities as well as ongoing informal on-the-job learning, including:
•mentoring and executive development programs that nurture emerging talent and facilitate knowledge sharing, benefiting employees at all stages of their careers;
•intentional goal setting process focused on professional growth and development;
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
Available Information
Our corporate website address is https://corporate.carters.com. On our investor relations website (ir.carters.com), we make available, free of charge, our SEC filings, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website the Carter’s Code of Ethics, the Vendor Code of Ethics, and the Raise the Future Impact Report, our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors (the “Board”). The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K for the year ended January 3, 2026.
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
Risks Related to Operating a Global Business
•We face risks related to the uncertainty regarding the future of international trade agreements and the United States’ position on international trade. Significant political, trade, regulatory developments, and other circumstances beyond our control could have a material impact on our business, financial condition, and results of operations if we are unable to successfully implement various mitigating actions.
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
•Our failure to appropriately address environmental, social, and governance (“ESG”) matters, or focus on certain ESG matters over others, may adversely impact our business, reputation, financial condition and results of operations.
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
Risks Related to Executing Our Strategic Plan
•We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.
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
•The terms of our secured asset-based revolving credit facility (the ABL Facility) and the indenture governing our senior notes contain restrictions and limitations that could significantly impact our management’s flexibility or our financial and operational flexibility to operate our business and could adversely affect the holders of our senior notes.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Fluctuations in our tax obligations and effective tax rate may result in volatility in our operating and financial results and stock price.
General Risks
•Quarterly cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock.
•The market price of our common stock may be volatile.
•Our Board authorized our entry into a limited duration stockholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board.
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
We are subject to general political and economic risks in connection with our global operations, including political instability (both in the United States and globally, including the ongoing conflict between Russia and Ukraine and the related economic and retaliatory measures), frequent hostilities between Israel and Hamas, persistent conflict in the Red Sea region, terrorist attacks, and changes in diplomatic and trade relationships, any of which may have a significant adverse effect on our business, financial condition, and results of operations. Economic uncertainty in the United States and abroad has led to growing concerns about the systemic impact of rising energy costs, geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to global economic conditions we have seen and may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby adversely affecting our customers’ ability or willingness to purchase our products.
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
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality standards. A failure in our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, may be sold by third parties without our knowledge or consent. This could materially harm our brands and our reputation in the marketplace. Although we have not incurred any material product recalls or delays to date, we have been subject to product recalls and/or delays in the past. We cannot provide any assurances that such events will not occur and impacts therefrom will not be material in the future.
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
We sell products outside the United States through our multichannel global business model, and we rely on a network of global suppliers, primarily located in Asia. We estimate that Vietnam, Bangladesh, Cambodia, and India will collectively represent approximately 75%, and China less than 3%, of our product sourcing spend in fiscal 2026. In fiscal 2025, approximately 60% of the fabric that was used in the manufacture of our products was sourced from China; however, the fibers used to produce that fabric were sourced from outside of China. As a result of the tariffs announced on April 2, 2025 by the Trump Administration, we are anticipating increased supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact. We expect these new tariffs to have a material impact on our business and results of operations in fiscal year 2026 and in the longer term if we are unable to successfully implement various mitigating actions noted below.
Uncertainty regarding policies of the Trump Administration with respect to the future of trade partnerships and relations, including as a result of the tariffs announced by the Trump Administration and additional tariffs that may be announced or implemented in the future, are expected to impact our market share, revenue and gross margins and reduce our competitiveness in countries that will be affected by those policies. In addition, these developments may also negatively impact the carrying value of our reporting units and our indefinite-lived tradename assets.
As a result of the tariffs announced by the Trump Administration or additional tariffs or other restrictions, quotas, embargoes, or safeguards that are placed on goods imported into the United States, or any related counter-measures that are taken by other countries, we expect to take actions which may include, but not be limited to, changes to our product assortments, cost sharing with our vendor partners, changes to the mix of production by country, and raising prices to end consumers and our wholesale customers. The actions that we take may not fully offset the impact of tariffs and, as a result, our market share, revenue, gross margins, and results of operations may be materially harmed.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The global baby and young children’s apparel and accessories market is highly competitive and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers including in certain instances some of our wholesale accounts. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements and preferences more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, adopt more aggressive pricing strategies than we can, and more successfully utilize developing technology, including data analytics, artificial intelligence (“AI”), and machine learning. Additionally, our competitors may outpace us in incorporating new technologies, such as AI, into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks.
Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
A significant amount of our business is with our wholesale customers. For fiscal 2025, we derived approximately 35% of our consolidated net sales from our U.S. Wholesale segment, approximately 34% of our consolidated net sales from our top ten wholesale customers, and approximately 30% of consolidated net sales from our top five wholesale customers, which includes net sales from our exclusive brands sold, in alphabetical order, at Amazon, Target, and Walmart. Our two largest wholesale customers accounted for 11.0% and 10.3%, respectively, of consolidated net sales in fiscal 2025.
As of the end of fiscal 2025, approximately 83% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As we have experienced in the past, we face the risk that if one or more of these customers significantly decreases their demand for our products, does business with us on less favorable terms or terminates their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, changes in merchandising strategies, or other reasons, then we may have significant levels of excess inventory that we may not be able to place elsewhere, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for estimated credit losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations. For instance, the parent company of buybuy BABY, Bed Bath & Beyond, Inc., filed for Chapter 11 bankruptcy in April 2023 and closed all of its 360 stores.
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
The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate consumer demand and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business in the United States, Canada, and Mexico include:
•the failure of the computer systems, including those of third-party vendors, that support and enable our eCommerce sites and mobile apps, including, among others, inadequate system capacity, service outages, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
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
Our failure to appropriately address ESG matters, or focus on certain ESG matters over others, may adversely impact our business, reputation, financial condition and results of operations.
Over the past few years, the expectations related to ESG matters have rapidly evolved. Given the current environment, we may evaluate and announce changing goals and initiatives related to our ESG targets, standards, and expectations from time to time.
Although we have announced goals and initiatives with respect to certain ESG topics, including Scope 1 and 2 greenhouse gas emissions, suppliers with science-based sustainability targets, waste, plastic packaging, and water usage, as well as goals with respect to our products and our people, we may be unable to meet them. Conversely in recent years there has been a rise in the prevalence of anti-ESG sentiment, and we could be criticized for the scope or nature of our ESG initiatives and goals or for any revisions to our goals. We may not be able to meet the diverging expectations and perspectives on these topics, and we could be subjected to negative responses by consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations, financial condition and cash flows. This may also impact our ability to attract and retain talent to compete in the marketplace.
Further, risks related to environmental and sustainability policies, laws and technologies may impact our business in the short-, medium-, and long-term. For example, if global suppliers decide to pass additional costs from current and emerging regulation related to emissions reductions or global carbon tax schemes, we could be impacted by those additional costs. Additionally, increasing consumer awareness of environmental issues has sparked a trend in the industry of offering more sustainable products, allowing customers to make conscious decisions, which could put us at a competitive disadvantage as compared to other companies with respect to some of our product offerings.
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
•disruptions in the global transportation network, such as port strikes or delays, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, war, vessel availability due to longer transit times and/or schedule changes or timing of new vessel commissioning, and ocean container availability;
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
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, and/or impact our ability to deliver products to our customers. For example, in fiscal 2024 we experienced delays with respect to our shipments via ocean vessels due to attacks by a militant group at the entrance to the Red Sea region. These attacks required us to route shipments around the Cape of Good Hope at the southern tip of Africa, which added an additional seven to ten days of transit time. If these hostilities, or hostilities in other regions of the world, continue or escalate, our business and results of operations could be materially adversely affected.
Also, the United States Treasury Department has placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for human rights violations and took other significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China, including withhold release orders issued by U.S. Customs and Border Protection, (“US CBP”). Additionally, on December 23, 2021, the Uyghur Forced Labor Prevention Act (the “UFLPA”) was signed into law, addresses the use of forced labor in the XUAR. Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The UFLPA took effect on June 21, 2022 and, along with US CBP withhold release orders, may in turn have an adverse effect on global supply chains, including our own supply chains for cotton and cotton-containing products, and the price of cotton in the marketplace. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain. Although we do not knowingly source any products from the XUAR and we have no known involvement with XPCC or its affiliates, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found or suspected to have dealings, directly or indirectly, with XPCC or entities with which it may be affiliated. Additionally, our products have been and, in the future, could be held or delayed by the US CBP under the withhold release orders, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines, or sanctions, if products we source are associated in any way to XPCC or the XUAR, our reputation could be damaged.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2025, we purchased approximately 63% of our products from ten vendors, with three vendors representing approximately one-half of the purchases made from our top ten vendors. Additionally, we estimate that approximately 60% of the fabric that is used in the manufacture of our products is sourced from China. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors become insolvent or experience financial difficulties, manufacturing capacity constraints, significant labor disputes, or restrictions imposed by foreign governments) our business, results of operations, and financial condition may be adversely affected.

Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third-party factories where our goods are produced, the shipping ports we use, or within our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the West Coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of this west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. We, along with other companies, have also shifted a significant amount of our product deliveries to ports of entry on the East Coast of the United States, which have experienced volume increases that created, and may continue to create, delays at these ports that did not exist before we, and others, shifted significant volume to them. The ports of entry to which we deliver on the East and West Coasts may also be subject to labor disputes, work slowdowns, lockouts, strikes, or other disruptions. Further, in the past, the insolvency of a major shipping company has also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
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
Additionally, the nature of our business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we increase our inventory levels, and to support our retail omni-channel strategies, including our buy-online and pick-up in store program. Merchandise usually must be ordered well in advance of the season in which it is expected to be sold, and frequently before apparel trends are validated by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases and allocations to our sales channels. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins, and too little inventory may result in lost sales.
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
Risks Relating to Litigation
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
We rely on the security of our networks, databases, systems, and processes to protect our proprietary information and information about our customers, employees, and vendors, including customer payment information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent data compromise and rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission and storage of digital information. However, our IT systems, including systems managed by third parties, such as Amazon Web Services and SAP Rise, on which much of our data are stored, are vulnerable to damage or interruption from a variety of sources, including physical damage, telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism, and war, and we have experienced interruptions in the past. These systems, including our servers, are also vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information). We have outsourced elements of our IT systems, including to cloud-based solution vendors, and use third-party vendors in other aspects of our operations and, as a result, a number of third-party vendors may or could have access to confidential information. Our third-party vendors have experienced service interruptions and cyber-attacks in the past, and we expect they will continue.
Cyber criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased, due in part to cyber-attacks stemming from the Russia-Ukraine conflict. Cybersecurity threat actors are increasingly targeting employees, contractors, service providers, and third parties through various techniques that involve social engineering and/or misrepresentation. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, including as a result of emerging technologies, such as artificial intelligence and machine learning, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, while we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these issues may not be successful.

If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, modify, or block our access to our private and sensitive internal and third-party information, including payment information and personally identifiable information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law (including the E.U. GDPR, CCPA, and the CPRA) or failing to adequately protect such information. This could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes, or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards established by banks and the payment processing industry, we may be subject to fines, restrictions, and expulsion from payment acceptance programs, which could adversely affect our retail operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. If our IT systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially and adversely affected.
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
•data privacy laws, including the E.U. GDPR and the CCPA;
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
In the fourth quarter of fiscal 2025, we announced a restructuring plan. We have also implemented several changes to our operating model and continue to refine our operating model in response to business and market conditions. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans and operating model changes, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan or operating model change presents significant potential risks including, among others, higher than anticipated implementation costs, management distraction from ongoing business activities, difficulty in hiring or retaining employees, failure to maintain adequate controls and procedures while executing our restructuring plans and operating model changes, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.
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
Given the trend of declining customer traffic in malls and shopping centers, our multichannel business model is an important pillar of our strategic plan. Our multichannel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. However, to be effective, this strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Omni-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and address new developments and technology investments by our competitors. Our omni-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. We have made significant investments in our direct-to-consumer capabilities in recent years, including same-day fulfillment of online purchases and radio frequency identification (RFID) technology, in order to increase the visibility and accuracy of our inventories. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed to support our multichannel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand and delivery promises to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
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
Our ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, technology, operations, including distribution center and retail store, and support function staffing is key to our success. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Our inability to retain our existing executive officers could disrupt our business and may adversely affect our results of operations, financial position, and cash flows.
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
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned profitability objectives. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values, which could be material. The degree of uncertainty associated with the assumptions used in our impairment tests is elevated in the current macroeconomic environment due to evolving trade policies. We continue to monitor these macroeconomic conditions, including the potential impacts from new tariffs or trade restrictions, which could adversely affect the financial performance of our reporting units and indefinite-lived intangible tradename assets. Should these conditions lead to a significant decline in projected financial results, there could be impairment charges to the goodwill ascribed to our other reporting units or to our other indefinite-lived intangible tradename assets.
For example, during the second quarter of fiscal 2025, we identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on our financial forecasts, as well as a sustained decrease in our stock price since the last impairment test in the fourth quarter of fiscal 2024. Additionally, during the third quarter of fiscal 2025, we identified a triggering event related to the sustained decrease in our stock price since the last impairment test conducted in the second quarter of fiscal 2025. As a result of these triggering events, we performed quantitative impairment tests on the goodwill ascribed to each of our reporting units and on the value of our indefinite-lived intangible tradename assets. Based on these assessments, there were no impairments to the value of goodwill or the value of our indefinite-lived tradename assets in the second or third quarter of fiscal 2025.

Additionally, in fiscal 2024, we recorded a non-cash pre-tax impairment charge of $30.0 million on our OshKosh indefinite-lived tradename asset, reflecting the effect of lower forecasted sales and profitability.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of the end of fiscal 2025, we had $575.0 million aggregate principal amount of debt outstanding (excluding $6.3 million of outstanding letters of credit), and $743.7 million of undrawn availability under our senior secured asset-based revolving credit facility (the “ABL Facility”) after giving effect to $6.3 million of letters of credit issued under our ABL Facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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
The terms of our ABL Facility and the indenture governing our senior notes contain restrictions and limitations that could significantly impact our management’s flexibility or our financial and operational flexibility to operate our business and could adversely affect the holders of our senior notes.
Our ABL Facility contains certain restrictive covenants that, among other things, restrict us and our restricted subsidiaries’ ability to:
•incur, assume or guarantee additional indebtedness;
•issue disqualified stock and preferred stock;
•pay dividends or make distributions or other restricted payments;
•redeem or repurchase capital stock;
•prepay, redeem or repurchase certain debt;
•make loans and investments (including joint ventures);
•incur liens;
•make dividends, loans or asset transfers from the issuer’s subsidiaries;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•consolidate or merge with or into, or sell substantially all of the issuer’s assets to, another person;
•modify organizational documents and other documents;
•enter into currency, commodity and other hedging transactions;
•designate subsidiaries as unrestricted subsidiaries;

•enter into sale and leaseback transactions;
•enter into certain negative pledges;
•enter into transactions with affiliates; and
•enter into new lines of business.
In addition, our ABL Facility includes financial maintenance covenants in respect of our consolidated fixed charge coverage. Our ability to meet those financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet them.
The indenture governing the senior notes also contains certain restrictive covenants that, among other things, restrict us and our restricted subsidiaries’ ability to:
•incur liens;
•enter into certain sale and leaseback transactions; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.
The restrictions in the indenture that governs the senior notes and under our ABL Facility may limit our ability to engage in acts that may be in our long-term best interests and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We have amended credit facilities in the past to provide us with increased flexibility. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
A breach of the covenants under the indenture that governs the senior notes and under our ABL Facility could result in an event of default under the applicable indebtedness. Such default may allow the holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Facility would permit the lenders thereunder to terminate all commitments to extend further credit to us under the ABL Facility.
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
Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the senior notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our ABL Facility are, will be or can be in the future, at a variable interest rate, which exposes us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Fluctuations in our tax obligations and effective tax rate may result in volatility in our operating and financial results and stock price.
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
Changes in regulatory, geopolitical, social or economic policies, treaties between the United States and other countries, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, our taxable income may be affected by new laws, rulings, initiatives, and other events, which may affect our business, results of operations, or financial condition in future periods, including the One Big Beautiful Bill Act (“OBBBA”), which was enacted in July 2025. Key provisions of the OBBBA include, among others, changes to the U.S. corporate income tax system such as the immediate expensing of qualifying research and development costs and the permanent extension of certain provisions of the Tax Cuts and Jobs Act. Based on our current evaluation of the legislation, we do not expect these tax law changes to have a material impact on our consolidated financial statements. We will continue to assess the potential impacts of OBBBA as additional regulatory guidance becomes available.
General Risks
Quarterly cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock.
Quarterly cash dividends and share repurchases under our share repurchase program have historically been part of our capital allocation strategy. Although we reinstated our share repurchase program in August 2021 and resumed payment of a quarterly dividend in the third quarter of fiscal 2021, in the first quarter of fiscal 2020 we suspended both our quarterly cash dividends and our share repurchase program due to the effects of the COVID-19 pandemic, and we are not required to declare dividends or make any share repurchases under our share repurchase program in the future. Furthermore, the Company paused share repurchases beginning in the third quarter of fiscal 2024, but future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. Decisions with respect to future dividends and share repurchases are subject to the discretion of our Board and will be based on a variety of factors, including restrictions under our secured asset-based revolving credit facility, market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. A subsequent reduction or elimination of our cash dividend, or subsequent recommencement and later suspension or elimination of our share repurchase program, could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
Our Board authorized our entry into a limited duration stockholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board.
On September 22, 2025, the Board authorized the Company’s entry into a limited duration stockholder rights agreement (the “Rights Agreement”) in response to the rapid accumulation of a significant amount of shares of the Company’s common stock by a third party. The Rights Agreement is intended to reduce the likelihood that any entity, person or group is able to gain control of the Company through open market accumulation without paying all stockholders an appropriate control premium or providing the Board sufficient opportunity to make informed judgments and take actions that are in the best interests of all stockholders. Pursuant to the Rights Agreement, the Company issued, by means of a “dividend”, one preferred share purchase right (a “Right”)

for each outstanding share of the Company’s common stock to stockholders of record on the close of business on October 3, 2025. Initially, these Rights are not exercisable and trade with, and are represented by, the shares of the Company’s common stock. The Rights Agreement will expire on September 21, 2026, or earlier, as provided in the Rights Agreement. Under the Rights Agreement, if a person or group (each, an “acquiring person”) acquires beneficial ownership of 15% (or 20% in the case of investors eligible to file Schedule 13Gs) or more of the outstanding shares of the Company’s common stock in a transaction not approved by the Board, the Board, at its option, may exchange each Right (other than Rights owned by the acquiring person that will become void and will not be exercisable) in whole or in part, at an exchange ratio of one share of the Company’s common stock, or one ten-thousandth of a share of Series A Junior Participating Preferred Stock (the “Preferred Stock”) (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per outstanding Right, subject to adjustment.
The Rights Agreement could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board. The Rights Agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. In addition, the Rights Agreement does not prevent our Board from considering any offer that it considers to be in the best interest of the Company’s stockholders.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
To effectively assess, identify, and manage material risks from cybersecurity threats, the Company maintains a cyber risk management program, which is led by our Chief Information Security Officer and Senior Vice President of Infrastructure Services (the “CISO”). The CISO currently reports to the Chief Financial Officer & Chief Operating Officer.
The Company has implemented the following processes to assess, identify, and manage material risks from cybersecurity threats:
•Annual audits, by an independent third party, of the Company’s cybersecurity framework under the National Institute for Standards and Technology (“NIST”) cybersecurity framework;
•Simulation of attacks on the Company’s systems by third parties to test the Company’s systems and protections;
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
Governance
The Audit Committee of the Board oversees risks from cybersecurity threats, including through quarterly reports to the Audit Committee by the Company’s CISO and officer overseeing the CISO and, as needed, special reports to the Audit Committee and/or the Chairperson of the Audit Committee. The Audit Committee includes members with technology and cybersecurity experience and certifications, including a Committee member with over 28 years of experience working for Hewlett Packard Enterprise Company and a Committee member with a Computer Emergency Readiness Team (“CERT”) Certificate in

Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University and completion of the National Association of Corporate Directors Master Course in Cybersecurity.
Management plays an integral role in assessing and managing the Company’s material risk from cybersecurity risks. The assessment and management of those risks is led by the Company’s CISO, who has over 20 years of experience working in information technology, including over 10 years specifically focused on information security, infrastructure, and strategy, and implemented by the CISO’s team, who are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, processes and operations. The CISO leads quarterly meetings of the Company’s Security Executive Steering Committee (the “Steering Committee”), which is composed of the Company’s CFO & COO and General Counsel. The Steering Committee drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management and reporting.
The Company’s management maintains and implements a written Incident Response Plan, which is reviewed and updated on an annual basis and includes an Incident Response Plan Executive Committee consisting of the Company’s CISO, the executive officer overseeing the CISO, and the General Counsel. In addition, members of the CISO’s teams monitor the Company’s systems and processes and promptly report incidents as required under the Incident Response Plan, including, but not limited to, reporting to the appropriate members of management and, as needed, the Audit Committee.
The Incident Response Plan has been developed to align with the four phases for the security handling lifecycle set forth in the National Institute for Standards and Technology Special Publication 800-61: (1) Preparation, (2) Detection & Analysis, (3) Containment Eradication & Recovery, and (4) Post-Incident Activity.
ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of January 3, 2026.
Our corporate headquarters occupies approximately 0.2 million square feet of leased space in a building in Atlanta, Georgia. Our lease for this space expires in July 2035. In addition, we occupy leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and we occupy leased space in Hong Kong, which serves as our principal sourcing office in Asia. We also lease other space in Georgia and New York, as well as in Bangladesh, Cambodia, China, India, Mexico, and Vietnam that, depending on the site, serves as a sourcing, sales, or administrative office.
Our largest distribution centers, which we lease, are located in Braselton, Georgia and Stockbridge, Georgia and are approximately 1.1 million and 0.5 million square feet, respectively. These distribution centers support all of our operating segments. In addition, we own an approximately 0.2 million square foot facility in Griffin, Georgia, which we utilize for overflow and other distribution-related activities. In the third quarter of fiscal 2025, we vacated our 0.2 million square-foot single-channel facility in Jonesboro, Georgia. We also lease additional space in, or use third-party logistics providers located in, California, Canada, China, Mexico, and Vietnam for warehousing and distribution purposes.
We operate the following number of leased retail stores: 804 in the United States, 192 in Canada, and 72 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 3.4 years, excluding renewal options. We have identified opportunities to rationalize our store portfolio by closing approximately 150 low-margin stores, primarily at lease expiration, in North America during fiscal years 2025 through 2028. We closed 35 stores across fiscal 2025 and expect to close approximately 60 stores across fiscal 2026.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the NYSE under the trading symbol CRI. As of February 20, 2026, there were 164 holders of record of our common stock. The vast majority of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Open Market Share Repurchases
The following table provides information about shares repurchased during the fourth quarter of fiscal 2025:

Period	Total number of shares purchased(*)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

September 28, 2025 through October 25, 2025	—	$—	—	$598,966,271

October 26, 2025 through November 29, 2025	822	$31.49	—	$598,966,271

November 30, 2025 through January 3, 2026	—	$—	—	$598,966,271

Total	822		—
(*)All the 822 shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between October 26, 2025 and November 29, 2025.
Share Repurchase Program
Our Board has authorized the repurchase of shares of the Company’s common stock under share repurchase programs with an aggregate authorization of up to $1.00 billion. The Company did not repurchase and retire shares through open market transactions in fiscal 2025. As of January 3, 2026, the total remaining capacity under outstanding repurchase authorizations was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
We repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Number of shares repurchased(1)	—	736,423	1,446,269
Aggregate cost of shares repurchased (dollars in thousands)(2)	$—	$50,526	$100,034
Average price per share(2)	$—	$68.61	$69.17
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Item 8, “Financial Statements and Supplementary Data” under Note 11, Common Stock, to the consolidated financial statements.
(2)The aggregate cost of share repurchases and average price paid per share exclude excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured asset-based revolving credit facility and considerations given to market conditions, stock price, other investment priorities, excise taxes, and other factors.

Dividends
On February 19, 2026, the Company’s Board declared a quarterly cash dividend payment of $0.25 per common share, payable on March 27, 2026 to shareholders of record at the close of business on March 13, 2026.
In fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80 in the first quarter and $0.25 in each of the second, third, and fourth quarters (for an aggregate cash dividend per common share of $1.55 for fiscal 2025). In each quarter of fiscal 2024, the Board declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $3.20 for fiscal 2024). Our Board will evaluate future dividend declarations based on a number of factors, including restrictions under our secured asset-based revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured asset-based revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8, “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements.
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
For a comparison of our results for fiscal year 2024 to our results for fiscal year 2023 and other financial information related to fiscal year 2023, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2025 ended on January 3, 2026, and contained 53 calendar weeks. Fiscal 2024 ended on December 28, 2024, and fiscal 2023 ended on December 30, 2023, both contained 52 calendar weeks.
The 53rd week in fiscal 2025 contributed approximately $37 million of incremental consolidated net sales. Certain expenses increased in relationship to the additional net sales from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. The consolidated gross margin for the additional net sales from the 53rd week is comparable to the consolidated gross margin for fiscal 2025.
Our Business
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
Our purpose is to embrace the wonder of childhood and uplift those shaping the future. We believe our brands are complementary to one another in product offering and aesthetic. Each brand is uniquely positioned in the marketplace and offers great value to families with young children. Our multichannel, global business model, which includes retail stores, eCommerce, mobile app, and wholesale distribution channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2025, our channels included 1,068 company-operated retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
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
The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses as well as specific charges that are not directly attributable to segment operations, including operating model improvement costs, restructuring costs, leadership transition costs, and impairment charges related to goodwill and indefinite-lived intangible assets. Additional financial and geographical information about our business segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 19, Segment Information, to the consolidated financial statements.
Gross Profit and Gross Margin
Gross profit represents consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes the cost of products, as well as changes in inventory reserves and expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Costs of goods sold also includes the costs of shipping eCommerce orders directly to end consumers. For omni-channel transactions, Costs of goods sold includes the costs of shipping product to end consumers or to retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in Selling, general, and administrative (“SG&A”) expenses. Distribution expenses included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through the Company’s distribution facilities, including eCommerce fulfillment costs, and delivery of product to wholesale customers and to our retail stores.
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
Our comparable sales metrics include sales for all stores and eCommerce sites that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to multi-branded format stores and certain remodeled or relocated stores. A store or site becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center more than five miles away, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations. In fiscal years that include a 53rd week, we adjust the prior year comparable period to include a 53rd week so comparable sales reflect an equivalent number of weeks in each period.
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
As a result, we recorded charges of approximately $9.8 million in fiscal 2025, primarily related to severance and other termination benefits. We expect to pay substantially all of these costs in the first two quarters of fiscal 2026. Refer to Note 18, Organizational Restructuring in the accompanying consolidated financial statements for additional information.
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
Based on learnings from the review, we are pursuing enhancements to our operating model, which include improving our product and brand development processes to be faster, nimbler, and more responsive to changing consumer preferences. We believe this operating model work is very foundational to improving our capabilities and will better position us for future growth. Operating model improvement costs, primarily related to third-party consulting fees, were $14.2 million in fiscal 2025. These costs were included in SG&A expenses in our consolidated statement of operations.
Dividend Update
In each of the second, third, and fourth quarters of fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.25, which represented a 69% reduction when compared to the cash dividend per common share paid of $0.80 in the first quarter of fiscal 2025. The action was taken to realign our dividend with our current level of profitability, especially against the backdrop of a challenging market environment and the significantly higher product costs the Company will incur as the result of the incremental tariffs on products imported into the United States.
Leadership Transition
On March 26, 2025, the Company announced the appointment of Douglas C. Palladini as Chief Executive Officer and President and a member of the Board, effective April 3, 2025. Mr. Palladini brings extensive leadership and brand-building experience to the role and succeeded Richard F. Westenberger, then serving as Interim Chief Executive Officer. Mr. Westenberger continues to serve as our Chief Financial Officer & Chief Operating Officer.
Known or Anticipated Trends
Trade Policy
Following its inauguration in January 2025, the second Trump Administration has made numerous announcements and taken action to increase tariffs assessed on products imported into the United States, which introduced heightened uncertainty across the global economy. Given that we source all of our apparel and other products from a global network of third-party suppliers—primarily located in Asia—any new or increased tariffs, quotas, embargoes, or other trade barriers have the potential to adversely affect our supply chain, cost structure, margins, and competitiveness. Additionally, retaliatory actions taken by impacted countries could further disrupt global trade and create additional inflationary pressures in raw materials and logistics. We estimate that Vietnam, Bangladesh, Cambodia, and India will collectively represent approximately 75%, and China less than 3%, of our product sourcing spend in fiscal 2026. In fiscal 2025, 60% of the fabric used in the manufacture of our products was sourced from China; however, the fibers used to produce that fabric were sourced from outside of China.
In fiscal 2025, we paid approximately $110 million of incremental tariffs related to imports from India, Vietnam, Bangladesh, Cambodia, and other countries. These incremental tariffs unfavorably impacted product costs by approximately $60 million in fiscal 2025, which was partially offset by higher average unit retail (“AUR”) in the second half of fiscal 2025. As of January 3, 2026, approximately $50 million of incremental tariff costs were capitalized within our inventory balances.
Following a decision by the U.S. Supreme Court that invalidated certain incremental tariffs, we are assessing our potential refund rights and intend to pursue available processes to recover amounts paid; however this recovery will likely be subject to applicable procedures and may add complexity and uncertainty into our operations.
Refer to the risk factors under the heading “Risks Related to Operating a Global Business” in Part I, Item 1A of this Annual Report on Form 10-K for further information on risks related to the uncertainty of future global trade relations.
Business Strategies and Outlook
Notwithstanding the factors described above, we remain focused on returning to consistent, profitable growth, recapturing market share, and creating long‑term shareholder value through initiatives designed to (i) stabilize business performance, (ii) increase near‑term productivity, and (iii) invest to enable long‑term growth.
Stabilize Business Performance
We have prioritized stabilizing business performance in response to recent market challenges, including declining birth rates, inflationary pressures, evolving consumer preferences and the imposition of incremental tariffs. Initiatives to stabilize our business performance include revisions to our product assortments, investing in marketing to drive demand, implementing pricing strategies to reinforce our value proposition for consumers, and pursuing actions to mitigate the impact of incremental tariffs, which include, but are not limited to, changes to our product assortments, cost sharing with our vendor partners, changes to the mix of production by country, and raising prices to end consumers and our wholesale customers. We believe these actions have contributed to improved trends in U.S. Retail, including three consecutive quarters of positive comparable net sales, a second consecutive quarter of year-over-year growth in customer count, and continued strength in our core baby assortment.

Increase Near-Term Productivity
In order to position the Company for consistent profitable growth, we have implemented a comprehensive productivity agenda that includes the following:
•Store portfolio optimization - We have identified opportunities to rationalize our store portfolio by closing approximately 150 low-margin stores, primarily at lease expiration, in North America during fiscal years 2025 through 2028. We closed 35 stores across fiscal 2025 and expect to close approximately 60 stores across fiscal 2026. The 150 stores collectively represented approximately $110 million in net sales in fiscal 2025. We expect these actions, assuming anticipated sales transfer to nearby company-operated stores and our eCommerce channel and the elimination of fixed store expenses, to favorably impact our profitability. Additionally, we have substantially suspended new store openings in the U.S. under our current store model. These actions allow us to focus on improving the productivity of our existing retail store fleet and to advance our fleet segmentation strategy to create more differentiated consumer experiences.
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
Invest to Enable Long-term Growth
We are making targeted investments to drive long-term growth, including:
•Product style and value - We are enhancing our product assortments and pricing capabilities to deliver market-leading style and a compelling value proposition, including increasing the sales mix of more premium and opening price point offerings, while maintaining quality across our products.
•Marketing and demand creation - We are increasing marketing spend to drive traffic and strengthen consumer loyalty, while continuously measuring our return on these investments.
•Store format testing - Although we substantially suspended further expansion of our current U.S. store model, we plan to invest in new store-type testing, in-store experiences, and real estate strategy development as we seek greater productivity from our retail store fleet.
•Infrastructure and Technology - We continue to invest in modernizing our distribution network and enhancing technology capabilities, including upgrading equipment and systems, digitizing aspects of our product design and development process, migrating certain applications to cloud-based platforms, and consolidating systems and platforms.
Fiscal Year 2025 Financial Highlights
Unless otherwise stated, comparisons are to fiscal 2024.
•Consolidated net sales increased $54.3 million, or 1.9%, to $2.90 billion.
◦U.S. Retail sales increased $49.0 million driven by higher AUR and unit volume. Comparable net sales, including retail stores and eCommerce, increased 1.4% for the year, reflecting three consecutive quarters of positive comparable net sales growth to end the year.
◦U.S. Wholesale sales decreased $20.1 million, driven by decreased sales of our Simple Joys brand and lower replenishment and demand with department stores.
◦International sales increased $25.4 million, driven by growth in Canada and Mexico and improved performance with our international wholesale partners.
◦The 53rd week in fiscal 2025 contributed approximately $37 million of incremental consolidated net sales.
•Consolidated gross profit decreased $50.5 million, or 3.7%, to $1.31 billion, and consolidated gross margin decreased 260 bps to 45.4%, primarily due to higher average unit cost (“AUC”) driven by incremental tariff-related costs and investments in product make.

•Consolidated SG&A expenses increased $89.1 million, or 8.1%, to $1.19 billion. SG&A as a percentage of consolidated net sales (“SG&A rate”) increased 230 bps to 41.0%, driven by factors that include costs related to operating model improvements and leadership transition, organizational restructuring, increased performance-based compensation, and investments in new and remodeled retail stores.
•Consolidated operating income decreased $110.8 million, or 43.5%, to $143.9 million. Adjusted operating income, a non-GAAP financial measure, decreased $110.6 million, or 38.6%, to $176.0 million. Operating margin decreased 400 bps to 5.0%, driven by the factors discussed in detail below, partially offset by the recognition of a $30.0 million non-cash pre-tax impairment charge related to the OshKosh tradename in fiscal 2024 that did not reoccur in fiscal 2025.
•Consolidated net income decreased $93.7 million, or 50.5%, to $91.8 million primarily due to the factors discussed in detail below, including a non-cash pension settlement charge of $8.8 million, a loss on extinguishment of debt of $1.7 million, and an increase in interest expense of $2.9 million, partially offset by a decrease in our income tax provision of $23.3 million and an increase in interest income of $2.4 million.
•Diluted net income per common share decreased $2.59, or 50.6%, to $2.53, and adjusted diluted net income per common share, a non-GAAP financial measure, decreased $2.34, or 40.3%, to $3.47.
•Inventories increased $42.3 million, or 8.4%, to $544.6 million, driven by incremental tariff-related costs.
•As a result of our strong financial position and available liquidity, we returned $56.4 million in cash dividends to shareholders in fiscal 2025.

RESULTS OF OPERATIONS
2025 FISCAL YEAR ENDED JANUARY 3, 2026 COMPARED TO 2024 FISCAL YEAR ENDED DECEMBER 28, 2024
The following table summarizes our results of operations:

	Fiscal year ended
	January 3, 2026	December 28, 2024
(dollars in thousands, except per share data)	(53 weeks)	(52 weeks)	$ Change	% / bps Change
Consolidated net sales	$2,898,426	$2,844,102	$54,324	1.9%
Cost of goods sold	1,583,790	1,478,936	104,854	7.1%
Gross profit	1,314,636	1,365,166	(50,530)	(3.7)%
Gross profit as % of consolidated net sales	45.4%	48.0%		(260) bps
Royalty income, net	18,102	19,251	(1,149)	(6.0)%
Royalty income as % of consolidated net sales	0.6%	0.7%		(10) bps
Selling, general, and administrative expenses	1,188,805	1,099,689	89,116	8.1%
SG&A expenses as % of consolidated net sales	41.0%	38.7%		230 bps
Intangible asset impairment	—	30,000	nm	nm
Operating income	143,933	254,728	(110,795)	(43.5)%
Operating income as % of consolidated net sales	5.0%	9.0%		(400) bps
Interest expense	34,227	31,331	2,896	9.2%
Interest income	(13,474)	(11,039)	(2,435)	22.1%
Other (income) expense, net(1)	(1,086)	2,678	(3,764)	nm
Pension plan settlement(1)	8,777	949	7,828	nm
Loss on extinguishment of debt	1,655	—	1,655	nm
Income before income taxes	113,834	230,809	(116,975)	(50.7)%
Income tax provision	22,038	45,300	(23,262)	(51.4)%
Effective tax rate(2)	19.4%	19.6%		(20) bps
Net income	$91,796	$185,509	$(93,713)	(50.5)%

Basic net income per common share	$2.53	$5.12	$(2.59)	(50.6)%
Diluted net income per common share	$2.53	$5.12	$(2.59)	(50.6)%
Dividend declared and paid per common share	$1.55	$3.20	$(1.65)	(51.6)%
(1)Pension plan settlement charge for the fiscal year ended December 28, 2024 has been reclassified to the Pension plan settlement line item. This charge was previously included in Other (income) expense, net.
(2)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes considered not meaningful denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $54.3 million, or 1.9%, to $2.90 billion. The increase in net sales was driven by higher sales in our U.S. Retail segment and International segments, partially offset by lower sales in our U.S. Wholesale segment. The 53rd week in fiscal 2025 contributed approximately $37 million of incremental consolidated net sales.
AUR was consistent with the prior year, reflecting pricing actions taken in the second half of fiscal 2025 to mitigate incremental tariff-related costs and a favorable mix toward “best” product offerings, which were offset by selected investments in pricing in the first half of fiscal 2025. Units volume increased by a low-single digit percentage, with growth across each of our segments. Changes in foreign currency exchange rates used for translation in fiscal 2025 had an unfavorable effect on our consolidated net sales of $6.7 million.
Gross Profit and Gross Margin
Consolidated gross profit decreased $50.5 million, or 3.7%, to $1.31 billion and consolidated gross margin decreased 260 bps to 45.4%. The decrease in consolidated gross profit and gross margin was driven by higher AUC and unfavorable customer mix, partially offset by a more favorable channel mix. AUC increased by a mid-single digit percentage, driven by incremental tariff-

related costs and investments in product make. Incremental tariffs unfavorably impacted product costs by approximately $60 million.
Royalty Income
We have licensing agreements with domestic and international licensees that grant licensees the right to access certain trademarks in return for royalty payments or licensing fees. Royalty income decreased $1.1 million, or 6.0%, to $18.1 million, driven by decreased wholesale customer demand.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $89.1 million, or 8.1%, to $1.19 billion in fiscal 2025 and SG&A rate increased 230 bps to 41.0%. The increase in SG&A rate was driven by costs related to operating model improvements and leadership transition, organizational restructuring, higher performance-based compensation expense, and investments in new and remodeled retail stores. These increases were partially offset by fixed cost leverage on higher net sales and lower charitable donations. Performance-based compensation expense as a percentage of net sales increased 60 bps, reflecting a higher projected attainment of annual incentive objectives relative to the prior period.
Intangible Asset Impairment
In the fourth quarter of fiscal 2024, we performed a quantitative impairment test on the goodwill ascribed to each reporting unit and on our indefinite-lived intangible tradename assets due to decreased actual and projected sales and profitability. Based on the results of the impairment test, we recognized a non-cash pre-tax impairment charge of $30.0 million, related to our OshKosh indefinite-lived tradename asset.
Operating Income
Consolidated operating income decreased $110.8 million, or 43.5%, to $143.9 million, and consolidated operating margin decreased 400 bps to 5.0%, reflecting the impacts of the factors discussed above.
Interest Expense
Consolidated interest expense increased $2.9 million, or 9.2%, to $34.2 million. This increase was driven by the temporary overlap of two senior notes outstanding, as well as the higher principal amount and interest rate on the $575.0 million principal amount of 7.375% senior notes due February 2031.
Interest Income
Consolidated interest income increased $2.4 million to $13.5 million due to higher average cash balances and interest recognized on federal tax refunds.
Other (Income) Expense, Net
Consolidated other income was $1.1 million in fiscal 2025, compared to consolidated other expense of $2.7 million in fiscal 2024. The change was driven by favorable changes in foreign currency exchange rates during the period.
Pension Plan Settlement
During fiscal 2025 and fiscal 2024, we recognized non-cash pension settlement charges of $8.8 million and $0.9 million, respectively, which were related to the settlement of obligations under the frozen OshKosh B’Gosh Pension Plan.
Loss on Extinguishment of Debt
In fiscal 2025, the Company extinguished and replaced its $500.0 million principal amount of 5.625% senior notes due March 2027 and $850.0 million secured cash-flow–based revolving credit facility due April 2027. As a result, the Company recorded a loss on extinguishment of debt of $1.7 million, reflecting the write-off of unamortized debt issuance costs associated with senior notes and revolving credit facility.
Income Taxes
Our consolidated income tax provision decreased $23.3 million, or 51.4%, to $22.0 million, and the effective tax rate decreased 20 bps to 19.4%. The decrease in the effective tax rate was driven by a lower proportion of income generated in the United States, where the tax rate is higher relative to some of our international jurisdictions, compared to fiscal 2024. This was partially offset by increased tax expense related to stock-based compensation expense and increased tax in Mexico driven by the strengthening of the Mexican Peso.

Net Income
Consolidated net income decreased $93.7 million, or 50.5%, to $91.8 million, primarily due to the factors previously discussed.
Results by Segment - Fiscal Year 2025 compared to Fiscal Year 2024
The following table summarizes net sales by segment and segment operating income for the fiscal years ended January 3, 2026 and December 28, 2024:

	Fiscal year ended
	January 3, 2026	% of consolidated net sales	December 28, 2024	% of consolidated net sales
(dollars in thousands)	(53 weeks)		(52 weeks)		$ Change	% Change
Net sales:
U.S. Retail	$1,466,128	50.6%	$1,417,108	49.8%	$49,020	3.5%
U.S. Wholesale	1,001,338	34.5%	1,021,396	35.9%	(20,058)	(2.0)%
International	430,960	14.9%	405,598	14.3%	25,362	6.3%
Consolidated net sales	$2,898,426	100.0%	$2,844,102	100.0%	$54,324	1.9%

Segment operating income:		Segment operating margin		Segment operating margin
U.S. Retail	$72,377	4.9%	$132,926	9.4%	$(60,549)	(45.6)%
U.S. Wholesale	160,464	16.0%	216,980	21.2%	(56,516)	(26.0)%
International	34,951	8.1%	38,970	9.6%	(4,019)	(10.3)%
Total segment operating income	$267,792	9.2%	$388,876	13.7%	$(121,084)	(31.1)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses	(91,801)	n/a	(102,326)	n/a	(10,525)	(10.3)%
Operating model improvement costs(1)	(14,182)		—	n/a	n/a	n/a
Organizational restructuring(2)	(9,807)		(1,822)	n/a	n/a	n/a
Leadership transition costs(3)	(8,069)		—	n/a	n/a	n/a
Intangible asset impairment(4)	—	n/a	(30,000)	n/a	n/a	n/a
Consolidated operating income	$143,933	5.0%	$254,728	9.0%	$(110,795)	(43.5)%
(1)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our consolidated statement of operations.
(2)Related to charges for severance and other termination benefits as a result of organizational restructuring. Charges are reflected within Selling, general, and administrative expenses in our consolidated statement of operations.
(3)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards, executive recruiting costs, and other related costs. Amounts are reflected within Selling, general, and administrative expenses in our consolidated statement of operations.
(4)Related to a non-cash impairment charge on the OshKosh indefinite-lived tradename asset in fiscal 2024.
U.S. Retail
U.S. Retail segment net sales increased $49.0 million, or 3.5%, to $1.47 billion. The increase in net sales was driven by higher AUR and unit volume. AUR increased by a low-single digit percentage, reflecting pricing actions implemented during the second half of fiscal 2025 to address incremental tariff-related costs, reduced promotional activity, and a favorable mix toward “best” product offerings, partially offset by selected investments in pricing in the first half of fiscal 2025. Unit volume increased by a low-single digit percentage driven by higher traffic and transactions in eCommerce. Additionally, the 53rd week in fiscal 2025 contributed approximately $20 million in incremental net sales to the U.S. Retail segment.

Overall, demand trends improved in fiscal 2025 as comparable net sales, including retail stores and eCommerce, increased 1.4% for the year and delivered three consecutive quarters of positive comparable net sales growth to end the year. As of January 3, 2026 and December 28, 2024, we operated 804 retail stores in the U.S.
U.S. Retail segment operating income decreased $60.5 million, or 45.6%, to $72.4 million, primarily due to a decrease in gross profit of $10.4 million and an increase in SG&A expenses of $49.5 million. Segment operating margin decreased 450 bps to 4.9%, primarily driven by a 280 bps decrease in gross margin and a 160 bps increase in SG&A rate. The decrease in gross margin was driven by a high-single digit percentage increase in AUC as a result of incremental tariff-related costs and investments in product make, as well as product mix. The increase in the SG&A rate reflected investments in new and remodeled retail stores, higher performance-based compensation expense, increased marketing expense, and higher distribution and transportation costs.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $20.1 million, or 2.0%, to $1.00 billion, driven by decreased sales of our Simple Joys brand, lower replenishment and demand with department stores, and decreased AUR. The decrease in our Simple Joys brand was primarily due to changes in business model that reduced visibility, traffic, and demand for brand. We are evolving our Amazon partnership over time by shifting assortment toward our core flagship brands. We expect reduced demand for Simple Joys to continue into fiscal 2026, which could unfavorably impact net sales and operating income in our U.S. Wholesale segment.
These factors were offset by higher demand for our other exclusive Carter’s brands, growth in our Little Planet and Skip Hop brands, and increased sales to our off-price wholesale channel customers. Additionally, the 53rd week in fiscal 2025 contributed approximately $12 million in incremental net sales to the U.S. Wholesale segment.
AUR decreased by a low-single digit percentage, driven by investments in pricing and customer mix, partially offset by pricing actions implemented during the second half of fiscal 2025 to address incremental tariff-related costs. Unit volume increased by a low-single digit percentage driven by higher demand for our other exclusive Carter’s brands, partially offset by lower demand of our Simple Joys brand and with department stores.
U.S. Wholesale segment operating income decreased $56.5 million, or 26.0%, to $160.5 million, due to a decrease in gross profit of $46.4 million and an increase in SG&A expenses of $9.5 million. Segment operating margin decreased 520 bps to 16.0%, driven by a 400 bps decrease in gross margin and a 110 bps increase in SG&A rate. The decrease in gross margin was driven by higher AUC and lower AUR. AUC increased by a low-single digit percentage as a result of incremental tariff-related costs and investments in product make. The increase in the SG&A rate was driven by fixed cost deleverage on decreased sales, higher performance-based compensation, and increased bad debt expense.
International
International segment net sales increased $25.4 million, or 6.3%, to $431.0 million, driven by growth in Mexico and Canada, and with our international wholesale partners. In Mexico, net sales growth reflected the contribution from new retail stores, higher unit volume, and higher AUR. Canada comparable net sales, including retail stores and eCommerce, increased 1.6% driven by higher AUR. Additionally, the 53rd week in fiscal 2025 contributed approximately $5 million in incremental net sales to the International segment.
AUR increased by a low-single digit percentage, driven by pricing and product mix, partially offset by the unfavorable impact of foreign currency exchange rates. International segment unit volume increased by a mid-single digit percentage, reflecting higher traffic and transactions across the segment. Changes in foreign currency exchange rates used for translation had a $6.7 million unfavorable effect on International segment net sales.
As of January 3, 2026, we operated 192 retail stores in Canada, compared to 191 at the end of fiscal 2024. As of January 3, 2026, we operated 72 retail stores in Mexico, compared to 62 in fiscal 2024.
International segment operating income decreased $4.0 million, or 10.3%, to $35.0 million, driven by an increase in SG&A expenses of $10.5 million, partially offset by an increase in gross profit of $6.2 million. Segment operating margin decreased 150 bps to 8.1%, driven by a 140 bps decrease in gross margin and a 10 bps increase in SG&A rate. The decrease in gross margin was driven by higher AUC, partially offset by higher AUR. AUC increased by a mid-single digit percentage due to product mix and incremental tariffs in Mexico. The increase in the SG&A rate was driven by increased performance-based compensation expense and higher retail store rent and retail store employee costs, partially offset by fixed cost leverage on increased net sales and decreased bad debt expense.

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
Unallocated corporate expenses decreased $10.5 million, or 10.3%, to $91.8 million in fiscal 2025. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 40 bps to 3.2%, reflecting lower charitable donations and consulting costs, partially offset by higher severance and recruiting costs and increased performance-based compensation expense.
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

	Fiscal year ended
	January 3, 2026						December 28, 2024
	(53 weeks)						(52 weeks)
(In millions, except earnings per share)	Operating Income	% Net Sales	Income Taxes		Net Income	Diluted Net Income per Common Share	Operating Income	% Net Sales	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$143.9	5.0%	$22.0		$91.8	$2.53	$254.7	9.0%	$45.3	$185.5	$5.12
Operating model improvement costs(1)	14.2		3.4		10.8	0.30	—		—	—	—
Organizational restructuring(2)	9.8		2.4		7.5	0.20	1.8		0.2	1.6	0.04
Leadership transition costs(3)	8.1		0.7	—	7.3	0.20	—		—	—	—
Pension plan settlement(4)	—		2.1		6.7	0.18	—		0.2	0.7	0.02
Loss on extinguishment of debt(5)	—		0.4		1.3	0.03	—		—	—	—
Deferred compensation plan termination(6)	—		(0.8)		0.8	0.03	—		—	—	—
Intangible asset impairment(7)	—		—		—	—	30.0		7.2	22.8	0.63
As adjusted	$176.0	6.1%	$30.3		$126.1	$3.47	$286.6	10.1%	$52.9	$210.7	$5.81
(1)Primarily related to third-party consulting costs to support operating model improvements.
(2)Related to charges for severance and other termination benefits as a result of organizational restructuring.
(3)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards, executive recruiting costs, and other related costs.
(4)Related to non-cash charges as a result of pension plan settlements.
(5)Related to charges associated with the redemption of the $500 million aggregate principal amount of senior notes due 2027 and the refinancing of our secured revolving credit facility.
(6)Related to the incremental income tax impact resulting from the announced termination of the Company’s deferred compensation plan.
(7)Related to a non-cash impairment charge on the OshKosh indefinite-lived tradename asset in fiscal 2024.
Note: Results may not be additive due to rounding.
LIQUIDITY AND CAPITAL RESOURCES
Our ongoing cash needs are primarily for working capital (consisting primarily of inventory), capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured asset-based revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in the “Forward-Looking Statements” section, in our risk factors, as discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Known or Anticipated Trends” in Part II, Item 7 of this Annual Report on Form 10-K, the impacts of new tariffs and other trade measures have had and may continue to have an adverse impact on our cost structure and supply chain, which may impact our working capital needs in the near term. While recent developments, including a decision by the U.S. Supreme Court that invalidated certain incremental tariffs, may affect our future exposure to these tariffs, the trade policy environment remains dynamic and the ultimate impacts are uncertain. We continue to evaluate and mitigate these impacts and may experience volatility in cash flows in the near term. However, we believe our sources of liquidity, including cash and available borrowing capacity under our secured asset-based revolving credit facility, will be sufficient to manage these developments.

As of January 3, 2026, we had $487.1 million of cash and cash equivalents held at major financial institutions, including $75.8 million held at financial institutions located outside of the United States. We do not expect any material restrictions on our ability to access or use cash held outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at January 3, 2026 were $178.6 million compared to $194.8 million at December 28, 2024. The decrease of $16.3 million, or 8.3%, primarily reflects the timing of wholesale customer shipments and payments.
Inventories at January 3, 2026 were $544.6 million compared to $502.3 million at December 28, 2024. The increase of $42.3 million, or 8.4%, was driven by approximately $50 million of incremental tariffs imposed on products imported into the United States, as well as investments in product make. Projected days of supply were slightly lower than at December 28, 2024.
Prepaid expenses and other current assets at January 3, 2026 were $60.5 million compared to $32.6 million at December 28, 2024. The increase of $27.9 million, or 85.7%, was driven by the reclassification of Rabbi Trust assets from long-term to current to align with the anticipated settlement of associated deferred compensation liabilities in fiscal 2026.
Operating lease assets at January 3, 2026 were $591.8 million compared to $577.1 million at December 28, 2024. The increase of $14.7 million, or 2.5%, was driven by renewal of one of our distribution centers in Georgia, the commencement of a new corporate office lease in New York, and investments in our retail store fleet.
Accounts payable at January 3, 2026 were $235.7 million compared to $248.2 million at December 28, 2024. The decrease of $12.5 million, or 5.0%, is driven by the timing of payments for purchases of inventory.
Other current liabilities at January 3, 2026 were $133.8 million compared to $130.1 million at December 28, 2024. The increase of $3.8 million, or 2.9%, was primarily driven by higher accruals for performance-based compensation and the reclassification of deferred compensation liabilities from long-term to current to reflect the anticipated settlement of plan participant balances. These increases were partially offset by lower income tax accruals and the timing of salary and wage payments.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $176.5 million, or 59.1%, to $122.3 million. Our cash flow provided by operating activities is driven by net income and changes in our net working capital. The decrease in operating cash flow was primarily driven by decreased net income and increased inventory purchases driven by incremental tariffs imposed on products imported into the U.S.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $2.5 million, or 4.5%, to $53.7 million. This decrease in net cash used in investing activities is driven by decreased capital expenditures. Capital expenditures in fiscal 2025 were primarily related to U.S. and international retail store openings and remodels and investments in our distribution facilities. We plan to invest approximately $55 million in capital expenditures in fiscal 2026, primarily for our retail store fleet, distribution facilities, and strategic information technology initiatives.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $2.0 million compared to net cash used in financing activities of $174.8 million in the prior year. This change in cash flow from financing activities was primarily driven by the issuance of our $575.0 million aggregate principal amount of 7.375% senior notes due 2031 in November 2025, open market repurchases of common stock in fiscal 2024 that did not reoccur in fiscal 2025, and lower cash dividends distributed to shareholders. These items were partially offset by the extinguishment of our $500.0 million aggregate principal amount of 5.625% senior notes in November 2025 and debt issuance costs associated with the issuance of senior notes and secured asset-based revolving credit facility in fiscal 2025.

Share Repurchases
The Company did not repurchase and retire shares in open market transactions in fiscal 2025. In fiscal 2024, we repurchased and retired 736,423 shares in open market transactions for $50.5 million, at an average price of $68.61 per share.
The total remaining capacity under outstanding repurchase authorizations as of January 3, 2026 was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured asset-based revolving credit facility and considerations given to market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
On February 19, 2026, the Company’s Board declared a quarterly cash dividend payment of $0.25 per common share, payable on March 27, 2026 to shareholders of record at the close of business on March 13, 2026.
In fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80 in the first quarter and $0.25 in each of the second, third, and fourth quarters (for an aggregate cash dividend per common share of $1.55 for fiscal 2025). In each quarter of fiscal 2024, the Board declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $3.20 for fiscal 2024). Our Board will evaluate future dividend declarations based on a number of factors, including restrictions under our secured asset-based revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured asset-based revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8, “Financial Statements and Supplementary Data” under Note 10, Long-Term Debt, to the consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of January 3, 2026, we had no outstanding borrowings under our secured asset-based revolving credit facility (“ABL facility”), exclusive of $6.3 million of outstanding letters of credit. As of December 28, 2024, we had no outstanding borrowings under our secured cash-flow-based revolving credit facility, exclusive of $4.7 million of outstanding letters of credit. As of January 3, 2026 and December 28, 2024, there was $743.7 million and $845.3 million available for future borrowing, respectively. All outstanding borrowings under our ABL facility and secured cash-flow-based revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facilities. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
ABL Facility
On November 17, 2025, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”) entered into a new five-year ABL facility of up to $750.0 million. The ABL facility replaced our existing $850.0 million secured cash-flow–based revolving credit facility due April 2027. Borrowings under the ABL facility will mature, and lending commitments thereunder will terminate, in November 2030.
Approximately $4.3 million, including both bank fees and other third-party expenses, has been capitalized in connection with the ABL facility and will be amortized over the remaining term of the ABL facility. Unamortized deferred financing costs of $0.5 million related to lenders of the secured cash-flow-based revolving credit facility due April 2027 that did not continue in the new facility were written off in the fourth quarter of fiscal 2025 and included in Loss on extinguishment of debt on our consolidated statement of operations.
The availability under the ABL facility was $743.7 million as of January 3, 2026. Availability is determined using borrowing base calculations of eligible inventory, accounts receivable, and intellectual property balances, less availability reserves, as well as current outstanding borrowings under the ABL facility and outstanding letters of credit. Availability may fluctuate throughout the year principally based on changes in eligible inventory and accounts receivable balances. As of January 3, 2026, the borrowing rate for a term Secured Overnight Financing Rate (“SOFR”) loan would have been 4.93%, which includes an excess availability-based adjustment of 1.25%.
As of January 3, 2026, the Company was in compliance with its financial and other covenants under the ABL facility.

Terms of the ABL Facility
The ABL facility consists of a $750.0 million U.S. dollar revolving credit facility, up to $100.0 million of which may be drawn in Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The ABL facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit equal to $50 million. Up to $40 million of letters of credit under the ABL facility may be drawn in Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. TWCC and the Company’s wholly-owned subsidiary, The Genuine Canadian Corp., are both borrowers (“borrowers”) under the ABL facility. The ABL facility provides the borrowers with the right to request additional U.S. dollar commitments in an aggregate amount not to exceed the sum of (1) $150.0 million and (2) the amount by which the borrowing base exceeds the total commitments at such time. The ABL facility provides for an excess availability-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.25% to 1.50% based on average daily excess availability.
The ABL facility is unconditionally guaranteed by the Company and certain of the borrowers’ existing direct and indirect domestic subsidiaries. Generally, obligations under the ABL facility, and the guarantees of those obligations are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the borrowers and each of the subsidiary guarantors, including (1) a first-priority pledge by the Company of all of the capital stock of TWCC and by TWCC of the capital stock directly held by TWCC and the subsidiary guarantors (which pledge, in the case of the capital stock of any foreign subsidiary (other than any Canadian subsidiaries), is limited to 65% of the stock of any such first-tier non-Canadian foreign subsidiary), and (2) a first-priority security interest in substantially all of the Company, the borrowers’ and the subsidiary guarantors’ tangible and intangible assets, in each case, subject to certain customary exceptions.
The ABL facility contains various covenants, including those that restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain indebtedness, pay dividends or make distributions or other restricted payments, or to grant certain liens on their respective property or assets, among other things. The ABL facility also includes a springing financial covenant, consisting of, if the excess availability falls below certain thresholds, a fixed charge coverage ratio not to be less than 1.00 to 1.00. The fixed charge coverage ratio is defined as the ratio of
•(1) the Company’s consolidated net income before interest, taxes, depreciation and amortization, with certain adjustments, minus (2) the unfinanced portion of all capital expenditures (excluding any capital expenditure made in an amount equal to all or part of the proceeds, applied within 12 months of receipt thereof, of (x) any casualty insurance, condemnation or eminent domain or ( y) any sale of assets); to
•the sum of (1) the Company’s consolidated cash debt service charges, plus (2) consolidated cash net income taxes (or restricted payments made for such purpose), net of refunds received, plus (3) certain restricted payments.
The covenants limiting investments, dividends and other restricted payments each permit the restricted actions in an unlimited amount, subject to compliance with (i) either both (a) excess availability is greater than the greater of (x) $93.8 million and (y) 15% of the lesser of commitments and the applicable borrowing base (net of reserves) at all times in the past 30 days (and immediately after giving effect to the applicable transaction) and (b) a pro forma fixed charge coverage ratio of 1.00:1.00, or (2) the excess availability is greater than the greater of (x) $131.3 million and (y) 20% of the lesser of commitments and the applicable borrowing base (net of reserves) at all times in the past 30 days (and immediately after giving effect to the applicable transaction) and (ii) no event of default continuing. The covenants permit incurrence of unsecured indebtedness in an unlimited amount, subject to compliance with, among others, a pro forma fixed charge coverage ratio of 1.25:1.00. The ABL Facility also contains certain customary affirmative covenants and events of default.
Senior Notes
As of January 3, 2026, TWCC had $575.0 million principal amount of senior notes outstanding, bearing interest at a rate of 7.375% per annum, and maturing on February 15, 2031. On our consolidated balance sheet, the $575.0 million of outstanding senior notes as of January 3, 2026 is reported net of $7.8 million of unamortized debt issuance-related costs, and the $500.0 million of outstanding senior notes as of December 28, 2024 is reported net of $1.9 million of unamortized issuance-related debt costs.
Issuance of Senior Notes due 2031
On November 13, 2025, TWCC issued $575.0 million principal amount of senior notes at par, bearing interest at a rate of 7.375% per annum, and maturing on February 15, 2031. TWCC received net proceeds from the offering of the senior notes of approximately $567.0 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and for other general corporate purposes. Approximately $8.0 million, including both bank fees and other third-party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter’s, Inc. and all guarantees are joint, several and unconditional.
On or after November 15, 2027, TWCC may redeem all or a part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on November 15 of each of the years indicated is as follows:

Year	Percentage
2027	103.688%
2028	101.844%
2029 and thereafter	100.000%
At any time prior to November 15, 2027, TWCC may redeem all or a part of the notes at a redemption price equal to 100.0% of the principal amount plus an “Applicable Premium”, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. “Applicable Premium” means, with respect to a note on any redemption date, the greater of (i) 1.0% of the principal amount of such note and (ii) the excess, if any, of (A) the present value, as of such redemption date, of (1) the redemption price of such note on November 15, 2027 plus (2) all required interest payments due on such note (excluding accrued and unpaid interest to such redemption date) through November 15, 2027, discounted at a rate equal to the Treasury Rate plus 50 basis points, over (B) the principal amount of such note outstanding on such redemption date.
Additionally, prior to November 15, 2027, the TWCC may on any one or more occasions redeem up to 40.0% of the aggregate principal amount of Notes and additional Notes (taken together) issued under the Indenture with the net cash proceeds of one or more Equity Offerings at a redemption price of 107.375% of the principal amount thereof, plus accrued and unpaid interest, provided that (1) at least 60.0% of the aggregate principal amount of Notes and additional Notes (taken together) issued under the indenture remains outstanding after each such redemption; and (2) the redemption occurs within 120 days after the closing of such Equity Offering.
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
Redemption of Senior Notes due 2027
On November 27, 2025, the Company, through its wholly-owned subsidiary, TWCC redeemed $500 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and originally maturing on March 15, 2027. Pursuant to the optional redemption provisions described in the indenture dated as of March 14, 2019, TWCC paid the outstanding principal plus accrued and unpaid interest. This debt redemption resulted in a loss on extinguishment of debt of $1.2 million related to the write-off of unamortized debt issuance-related costs.
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
In addition, we have commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less. As of January 3, 2026, our estimate for commitments to purchase inventory was between $350 million and $450 million.

We are unable to reasonably predict future reserves for income taxes, as these are contingent on the ultimate amount or timing of settlement.
Liquidity Outlook
Based on our current outlook, we believe that cash and cash equivalents on hand, cash flow generated from operations, and available borrowing capacity under our ABL will be adequate to meet our working capital needs and capital expenditure requirements for our longer-term strategic plans, although no assurance can be given in this regard.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. For arrangements in which the Company receives a distinct good or service, we record these reimbursements under cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements when fair value is determinable. We have included the fair value of these arrangements of $0.9 million for fiscal 2024 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. There were no amounts for cooperative advertising arrangements recorded as a component of SG&A expenses for fiscal 2025 or fiscal 2023. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales. For arrangements in which the Company does not receive a distinct good or service, we record these reimbursements as a reduction of net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of net sales as there was no distinct good or service received by the Company.
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
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets
The carrying values of our goodwill and indefinite-lived tradename assets are subject to annual impairment reviews, which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that it is more likely than not that the carrying value of the assets might be impaired. These impairment reviews are performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”). The impairment models included in our analysis utilize significant estimates and assumptions to determine asset fair values. A deterioration of macroeconomic factors may negatively impact these estimates and assumptions and result in future impairment charges.
Goodwill
The Company performs impairment tests of its goodwill at the reporting unit level. The Company may perform either a qualitative or quantitative assessment.
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
Under a quantitative assessment for goodwill, the Company compares the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated using a 50% weighting of the “income approach” (discounted cash flow method) and a 50% weighting of the “market approach” (guideline public company method). Key assumptions used in these approaches include projected revenue growth and profitability, terminal growth rates, discount rates, market multiples and applicable control premiums. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions are consistent with those of hypothetical marketplace participants. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
In the fourth quarter of fiscal 2025, the Company performed an annual quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units as of January 3, 2026. Based upon this assessment, there were no impairments on the value of goodwill or indefinite-lived intangible tradename assets. The annual assessment indicated that the fair value of assets for the U.S. Wholesale, U.S. Retail and Other International reporting units exceeded its carrying values by at least 25%. The fair value of assets for the Canada reporting unit exceeded its carrying value by approximately 8%.
As of January 3, 2026, goodwill allocated to the Canada reporting unit, which is included in the International reportable segment, was $38.6 million. Sensitivity tests on the Canada reporting unit showed that a 100 bps increase in the discount rate, 50 bps decrease in the long-term revenue growth rate, a 250 bps decrease in revenue growth rates, or a 50 bps decrease in operating margins would not change the conclusion and would not result in an impairment charge.
For discussion of interim impairment testing performed during the year in response to triggering events, see Item 8, “Financial Statements and Supplementary Data” under Note 6, Goodwill and Other Intangible Assets, to the consolidated financial statements.
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
As discussed above, the Company performed an annual quantitative impairment assessment on the value of the Company’s indefinite-lived intangible tradename assets as of January 3, 2026. Based upon this annual assessment, there were no impairments on the value of our indefinite-lived intangible tradename assets. The assessment indicated that the fair value of our indefinite-lived tradename assets exceeded the carrying values by at least 35%.
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
We review all stores leases that have been opened for at least 13 months for indicators of impairment at least annually, and more frequently if circumstances warrant. If indicators of impairment are identified, such as when a store is approved for or probable of closure and/or has negative profitability, a recoverability test is performed. In determining undiscounted future cash flows for the recoverability test of store leases, we take various factors into account, including the continued market acceptance of our current products, the development of new products, changes in merchandising strategy, retail store cost controls, store traffic, competition, and the effects of macroeconomic factors such as consumer spending. In determining the fair value of store leases, we utilize external market participant assumptions, including market rent per square foot and market rent growth rates.
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
Accounting For Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our current income tax obligations in each jurisdiction in which we operate and to assess the recognition and measurement of deferred tax assets and liabilities and uncertain tax positions. This process involves judgment and evaluation of uncertainties. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Tax positions that do not meet the more-likely-than-not threshold are recorded as unrecognized tax benefits. Where applicable, associated interest related to unrecognized tax benefits is recognized as a component of interest expense and associated penalties related to unrecognized tax benefits are recognized as a component of income tax expense. Future events, such as changes in tax law, guidance from taxing authorities, or the resolution of examinations, could cause our ultimate tax obligations to differ from the amounts recorded.
We also assess permanent and temporary differences resulting from differing basis and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, stock-based compensation expense, and valuation of inventories. This evaluation requires us to estimate the amount and timing of future taxable income in each jurisdiction and to assess the likelihood that our deferred tax assets will be realized. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods or if there are changes in tax law. To the extent we determine to establish a valuation allowance or increase such allowance in a period, we recognize an expense within the tax provision in the accompanying consolidated statements of operations.
Based on our results for fiscal 2025, a hypothetical 1% increase in our effective tax rate would have resulted in an increase in our income tax expense of $1.1 million.
Stock-Based Compensation Arrangements
We grant various forms of stock-based compensation, including time-based restricted stock, performance-based restricted stock, and market-based restricted stock awards. We measure all awards at grant-date fair value and recognize compensation expense over the requisite service period, net of estimated forfeitures. For awards other than market-based restricted stock awards, grant-date fair value is based on the quoted closing price of our common stock on the date of grant. See Item 8, “Financial Statements and Supplementary Data” under Note 2, Summary of Significant Accounting Policies, for a description of our stock-based compensation accounting policies.
Our market-based restricted stock awards vest based on either (i) our total shareholder return (“TSR”) relative to the TSR of a defined peer group over a specified performance period or (ii) the achievement of specified share price hurdles over a defined period. We estimate the grant-date fair value of these awards using a Monte Carlo simulation valuation model that requires us to make subjective assumptions, including expected volatility of our stock price, for TSR awards the expected volatility and correlation of returns between the Company and the peer group, the risk-free interest rate, and expected dividend yield. These assumptions are based on historical data and expectations about future performance and market conditions.
We also make subjective assumptions regarding forfeiture rates for all restricted stock awards and the probability of achieving specified performance criteria for performance-based restricted stock awards. Forfeiture rate assumptions are based on historical experience and expected future employee behavior and activity. We recognize compensation cost for performance-

based awards only for those awards that we believe are probable of vesting and reassess that probability at each reporting period.
Changes in these subjective assumptions can result in meaningful changes in the measured grant-date fair value of awards and in the amount and timing of stock-based compensation expense recognized in the accompanying consolidated statements of operations.
During the requisite service period, we also recognize deferred income tax benefits associated with the compensation cost recognized. Upon vesting, exercise, forfeiture, or expiration of an award, the difference between our actual income tax deduction, if any, and the previously recognized deferred tax amount is recorded in income tax expense or benefit in the current period.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in fiscal 2025 had a $6.7 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured asset-based revolving credit facility, which carries variable interest rates. As of January 3, 2026, there were no variable rate borrowings outstanding under the secured asset-based revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter’s, Inc. and its subsidiaries (the “Company”) as of January 3, 2026 and December 28, 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended January 3, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - U.S. Wholesale
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s U.S. wholesale revenue was $1.00 billion for the year ended January 3, 2026. The Company relies on shipping terms to determine when performance obligations are satisfied and recognizes revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale and retail customers, including discounts.
The principal consideration for our determination that performing procedures relating to U.S. wholesale revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s U.S. wholesale revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. wholesale revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) testing U.S. wholesale revenue transactions by evaluating the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing, on a sample basis, sales incentive transactions by obtaining and inspecting source documents, including support for the nature of the incentive, amount, and agreement with the customer; and (iii) testing, on a sample basis, outstanding customer invoice balances as of January 3, 2026 by obtaining and inspecting source documents, such as invoices, proof of shipment or delivery, and subsequent payment receipts.
Interim and Annual Indefinite-Lived Intangible Asset Impairment Assessments - OshKosh Tradename
As described in Note 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradename balance was $266.2 million as of January 3, 2026, of which $40.0 million related to the OshKosh tradename. The carrying values of indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting the business. As disclosed by management, the process of estimating the fair value of a tradename incorporates the relief-from-royalty valuation method, which requires management to make assumptions and to apply judgment, including forecasting revenue growth and profitability and selecting the appropriate terminal growth rate, discount rate, and royalty rate. If a tradename is considered impaired, management recognizes a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. During the second and third quarters of fiscal 2025, management identified triggering events related to the OshKosh tradename. As a result, management performed an interim quantitative impairment test on the value of its OshKosh tradename in both the second and third quarters of fiscal 2025. In the fourth quarter of fiscal 2025, management performed an annual quantitative impairment test on the value of its OshKosh tradename as of January 3, 2026. Based upon the interim and annual assessments, there were no impairments on the value of the OshKosh tradename.
The principal considerations for our determination that performing procedures relating to the interim and annual indefinite-lived intangible asset impairment assessments of the OshKosh tradename is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the OshKosh tradename; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual indefinite-lived tradename impairment assessment, including controls over the valuation of the OshKosh tradename. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the OshKosh tradename; (ii) evaluating the appropriateness of the relief-from-royalty valuation method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty valuation method; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth, discount rate, and royalty rate. Evaluating management’s assumption related to revenue growth involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the OshKosh brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty valuation method and (ii) the reasonableness of the discount rate and royalty rate assumptions.
Interim and Annual Goodwill Impairment Assessments – U.S. Retail and Canada Reporting Units
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $209.0 million as of January 3, 2026, and as disclosed by management, the goodwill allocated to the US Retail reporting unit was $83.9 million and the goodwill allocated to the Canada reporting unit was $38.6 million. The carrying value of goodwill assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may be triggered by any significant events or changes in circumstances affecting the business. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill. Fair value is estimated using a 50% weighting of the “income approach” (discounted cash flow method) and a 50% weighting of the “market approach” (guideline public companies method). Key assumptions used in these approaches include projected revenue growth and profitability, terminal growth rates, discount rates, market multiples and applicable control premiums. During the second and third quarters of fiscal 2025, management identified triggering events. As a result, the management performed an interim quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units in both the second and third quarters of fiscal 2025. In the fourth quarter of fiscal 2025, management performed an annual quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units as of January 3, 2026. Based upon the interim and annual assessments, there were no impairments on the value of goodwill of the US Retail and Canada reporting units.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of the US Retail and Canada reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the US Retail and Canada reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) for the second quarter interim impairment assessment: revenue growth, profitability, and discount rate used in the discounted cash flow method for the US Retail reporting unit; revenue growth and discount rate used in the discounted cash flow method for the Canada reporting unit; and market multiples used in the guideline public companies method for the Canada reporting unit, (b) for the third quarter interim impairment assessment: revenue growth, profitability, terminal growth rate, and discount rate used in the discounted cash flow method for the US Retail reporting unit; revenue growth, profitability, and discount rate used in the discounted cash flow method for the Canada reporting unit; and market multiples used in the guideline public companies method for the US Retail and Canada report units, and (c) for the fourth quarter annual impairment assessment: profitability used in the discounted cash flow method for the US Retail reporting unit; revenue growth, profitability, and discount rate used in the discounted cash flow method for the Canada reporting unit; and market multiples used in the guideline public companies method for the Canada report unit; collectively referred to as the significant assumptions and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the US Retail and Canada reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the US Retail and Canada reporting units; (ii) evaluating the appropriateness of the discounted cash flow and guideline public companies methods; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow and guideline public companies method; and (iv) evaluating the reasonableness of significant assumptions described above used by management related to revenue growth, profitability, terminal growth rate, discount rate, and market multiples, as applicable. Evaluating management’s assumptions related to revenue growth and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the US Retail and Canada reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and guideline public companies methods and (ii) the reasonableness of the terminal growth rate, discount rate, and market multiples assumptions.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2026
We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 3, 2026	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$487,075	$412,926
Accounts receivable, net of allowance for credit losses of $7,587 and $5,663, respectively	178,566	194,834
Finished goods inventories	544,624	502,332
Prepaid expenses and other current assets	60,508	32,580
Total current assets	1,270,773	1,142,672
Property, plant, and equipment, net	186,307	180,956
Operating lease assets	591,806	577,133
Tradenames, net	268,659	268,008
Goodwill	208,994	206,875
Customer relationships, net	20,128	23,543
Other assets	18,803	33,980
Total assets	$2,565,470	$2,433,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,700	$248,200
Current operating lease liabilities	136,488	130,564
Other current liabilities	133,809	130,052
Total current liabilities	505,997	508,816
Long-term debt, net	567,173	498,127
Deferred income taxes	39,380	38,210
Long-term operating lease liabilities	508,461	501,503
Other long-term liabilities	19,411	31,949
Total liabilities	$1,640,422	$1,578,605

Commitments and contingencies - Note 21

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,425,877 and 36,041,995 shares issued and outstanding, respectively	364	360
Additional paid-in capital	19,584	3,856
Accumulated other comprehensive loss	(24,361)	(43,678)
Retained earnings	929,461	894,024
Total shareholders’ equity	925,048	854,562
Total liabilities and shareholders’ equity	$2,565,470	$2,433,167

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$2,898,426	$2,844,102	$2,945,594
Cost of goods sold	1,583,790	1,478,936	1,549,659
Gross profit	1,314,636	1,365,166	1,395,935
Royalty income, net	18,102	19,251	21,410
Selling, general, and administrative expenses	1,188,805	1,099,689	1,093,940
Intangible asset impairment	—	30,000	—
Operating income	143,933	254,728	323,405
Interest expense	34,227	31,331	33,973
Interest income	(13,474)	(11,039)	(4,776)
Other (income) expense, net(*)	(1,086)	2,678	(8,034)
Pension plan settlement(*)	8,777	949	—
Loss on extinguishment of debt	1,655	—	—
Income before income taxes	113,834	230,809	302,242
Income tax provision	22,038	45,300	69,742
Net income	$91,796	$185,509	$232,500

Basic net income per common share	$2.53	$5.12	$6.24
Diluted net income per common share	$2.53	$5.12	$6.24
Dividend declared and paid per common share	$1.55	$3.20	$3.00
(*)Pension plan settlement charges for the fiscal year ended December 28, 2024, have been reclassified to the Pension plan settlement line item. These charges were previously included in Other (income) expense, net.
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$91,796	$185,509	$232,500
Other comprehensive income:
Pension settlement charge, net of tax of $(1,279) and $(224) for fiscal years 2025 and 2024	4,117	725	—
Unrealized gain on OshKosh defined benefit plan, net of tax of $(281), $(396), and $(50) for fiscal years 2025, 2024, and 2023, respectively	905	1,275	160
Unrealized gain (loss) on Carter’s post-retirement benefit obligation, net of tax of $–, $80, and $100 for fiscal years 2025, 2024, and 2023, respectively	1	(274)	(330)
Foreign currency translation adjustments	14,294	(21,489)	10,593
Total other comprehensive income (loss)	19,317	(19,763)	10,423
Comprehensive income	$111,113	$165,746	$242,923
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$91,796	$185,509	$232,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	51,544	54,233	60,407
Amortization of intangible assets	3,719	3,693	3,732
Provisions for (recoveries of) excess and obsolete inventory, net	401	(348)	(10,439)
Intangible asset impairment	—	30,000	—
Gain on partial termination of corporate lease	—	—	(4,366)
Loss on disposal of property, plant and equipment	189	865	3,078
Amortization of debt issuance costs	1,712	1,630	1,586
Stock-based compensation expense	20,248	17,841	19,463
Unrealized foreign currency exchange (gain) loss, net	(457)	380	(207)
Provisions for doubtful accounts receivable from customers	2,417	1,086	471
Loss on extinguishment of debt	1,655	—	—
Unrealized gain on investments	(2,229)	(2,214)	(2,237)
Pension plan settlement	8,777	949	—
Deferred income tax benefit	(162)	(6,422)	(600)
Effect of changes in operating assets and liabilities:
Accounts receivable	15,169	(13,743)	15,453
Finished goods inventories	(37,101)	26,131	222,920
Prepaid expenses and other assets	(8,098)	(2,962)	4,317
Accounts payable and other liabilities	(27,246)	2,159	(16,946)
Net cash provided by operating activities	$122,334	$298,787	$529,132

Cash flows from investing activities:
Capital expenditures	$(53,704)	$(56,165)	$(59,860)
Net cash used in investing activities	$(53,704)	$(56,165)	$(59,860)

Cash flows from financing activities:
Proceeds from senior notes due 2031	$575,000	$—	$—
Payment of senior notes due 2027	(500,000)	—	—
Payments of debt issuance costs	(11,711)	—	—
Borrowings under secured revolving credit facility	—	—	70,000
Payments on secured revolving credit facility	—	—	(190,000)
Repurchases of common stock	—	(50,526)	(100,034)
Dividends paid	(56,359)	(116,178)	(112,005)
Withholdings from vesting of restricted stock	(4,516)	(7,579)	(5,024)
Proceeds from exercise of stock options	—	367	4,418
Other	(370)	(900)	—
Net cash provided by (used in) financing activities	$2,044	$(174,816)	$(332,645)

Net effect of exchange rate changes on cash and cash equivalents	3,475	(6,093)	2,838
Net increase in cash and cash equivalents	$74,149	$61,713	$139,465
Cash and cash equivalents, beginning of fiscal year	412,926	351,213	211,748
Cash and cash equivalents, end of fiscal year	$487,075	$412,926	$351,213
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity
Balance at December 31, 2022	37,692,132	$377	$—	$(34,338)	$830,370	$796,409
Exercise of stock options	64,700	1	4,417	—	—	4,418
Withholdings from vesting of restricted stock	(64,952)	(1)	(4,652)	—	(371)	(5,024)
Restricted stock activity	305,610	3	(3)	—	—	—
Stock-based compensation expense	—	—	19,463	—	—	19,463
Repurchases of common stock	(1,446,269)	(14)	(18,325)	—	(81,695)	(100,034)
Cash dividends declared and paid of $3.00 per common share	—	—	—	—	(112,005)	(112,005)
Comprehensive income	—	—	—	10,423	232,500	242,923
Other	—	—	(900)	—	—	(900)
Balance at December 30, 2023	36,551,221	$366	$—	$(23,915)	$868,799	$845,250
Exercise of stock options	4,408	—	367	—	—	367
Withholdings from vesting of restricted stock	(94,143)	(1)	(5,735)	—	(1,843)	(7,579)
Restricted stock activity	316,932	3	(3)	—	—	—
Stock-based compensation expense	—	—	17,841	—	—	17,841
Repurchases of common stock	(736,423)	(8)	(8,255)	—	(42,263)	(50,526)
Cash dividends declared and paid of $3.20 per common share	—	—	—	—	(116,178)	(116,178)
Comprehensive income	—	—	—	(19,763)	185,509	165,746
Other	—	—	(359)	—	—	(359)
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562
Withholdings from vesting of restricted stock	(103,831)	(1)	(4,515)	—	—	(4,516)
Restricted stock activity	487,713	5	(5)	—	—	—
Stock-based compensation expense	—	—	20,248	—	—	20,248
Repurchases of common stock	—	—	—	—	—	—
Cash dividends declared and paid of $1.55 per common share	—	—	—	—	(56,359)	(56,359)
Comprehensive income	—	—	—	19,317	91,796	111,113
Other	—	—	—	—	—	—
Balance at January 3, 2026	36,425,877	$364	$19,584	$(24,361)	$929,461	$925,048
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
Fiscal Year
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2025 ended on January 3, 2026, and contained 53 calendar weeks. Fiscal 2024 ended on December 28, 2024, and fiscal 2023 ended on December 30, 2023, both contained 52 calendar weeks.
Certain expenses increased in relationship to the additional net sales from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. The consolidated gross margin for the additional net sales from the 53rd week is comparable to the consolidated gross margin for fiscal 2025.
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
Foreign Currency Translation and Transactions
Translation Adjustments
The functional currency of substantially all of the Company’s foreign operations is the local currency of each respective country. Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. Resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets.
Transaction Adjustments
The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses include those arising from intercompany loans with foreign subsidiaries. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of Other expense (income), net, within the consolidated statements of operations. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are considered of a long-term investment nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value. Cash equivalents also include amounts due

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from third-party financial institutions for credit and debit card transactions; these amounts typically settle in less than five days. Money market funds held in a Rabbi Trust that are being used as investments to satisfy the Company’s obligations under its deferred compensation plans are treated as investments and recorded in Prepaid expenses and other current assets or Other assets on the accompanying consolidated balance sheets based on the expected timing of settlement of the related obligations. See Note 14, Fair Value Measurements, for additional information on the Rabbi Trust investments.
Concentration of Cash Deposits Risk
As of January 3, 2026, the Company had $487.1 million of cash and cash equivalents in major financial institutions, including $75.8 million in financial institutions located outside of the U.S. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2025, our two largest wholesale customers accounted for 11.0% and 10.3%, respectively, of the Company’s consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales in fiscal 2025. In fiscal 2024, our two largest wholesale customer accounted for 10.9% and 10.1%, respectively, of the Company’s consolidated net sales, and no other customer accounted for 10% or more of the Company’s consolidated net sales. In fiscal 2023, our largest wholesale customer accounted for 10.4% of the Company’s consolidated net sales, and no other customer accounted for 10% or more of the Company’s consolidated net sales.
At January 3, 2026, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable. In aggregate, these wholesale customers accounted for approximately 57% of total gross trade receivables outstanding. At December 28, 2024, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and collectively represented approximately 64% of total gross trade receivables outstanding.
Valuation Accounts for Wholesale Accounts Receivable
Accounts Receivable Reserves
The Company’s accounts receivable reserves for wholesale customers include an allowance for expected credit losses and an allowance for chargebacks. The allowance for expected credit losses represents the current estimate of lifetime expected credit losses on outstanding accounts receivables and reflects an ongoing evaluation of collectability, customer creditworthiness, historical credit losses, and future expectations. Past due balances over 90 days are reviewed individually for collectability and all other balances are monitored regularly by the Company’s credit and collections department. Account balances are written off against the allowance when it is probable that the receivable will not be recovered.
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
Inventories
Inventories, which consist primarily of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out basis method for wholesale inventory and the average cost method for retail inventory. Inventory cost includes amounts incurred to bring inventory to its present condition, including inbound freight, duties, and other related costs.
The Company evaluates inventory for excess, obsolete, and damaged products and establishes reserves to reduce such inventory to its estimated net realizable value. These reserves are based on factors such as historical recovery rates, aging, forecasted demand, current market conditions, and the Company’s future merchandising and sales plans.
Rebates, discounts, and other consideration received from vendors that relate to inventory purchases are reflected as reductions in the cost of the related inventory and reflected in cost of sales when the inventory is sold.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment.
Financial Presentation
The Company determines if an arrangement is a lease at its inception. Operating leases are included in Operating lease assets, Current operating lease liabilities, and Long-term operating lease liabilities in our consolidated balance sheets. The Company’s finance leases are not material.
Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease ROU asset includes initial direct costs and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
Certain of our lease agreements include variable rental payments based on a percentage of retail sales over contractual levels and others include variable rental payments adjusted periodically for inflation. Variable rental payments are not included in the measurement of the lease liability and are recognized as expense when incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Policy Elections
Portfolio approach - In general, the Company accounts for the underlying leased asset and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.
Non-lease component - The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient which permits entities to account for lease and non-lease components as a single component for all asset classes.
Short-term lease - Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Discount rate - As the rate implicit in the majority of the Company’s leases is not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments.
Renewal options - The Company evaluates renewal options on a lease-by-lease basis. Renewal options are generally excluded from the underlying lease term and the measurement of the ROU asset and lease liability unless the Company concludes that it is reasonably certain to exercise the option.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting gain or loss is recognized in income. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements, 15 to 26 years; retail store fixtures, equipment, and computers, 3 to 10 years. Leasehold improvements and any assets under finance leases are amortized over the shorter of the asset’s useful life or the related lease term. Depreciation and amortization expense related to property, plant, and equipment was $51.5 million, $54.2 million, and $60.4 million for fiscal years 2025, 2024, and 2023, respectively.
Internal-Use Software
The Company purchases software licenses from external vendors and also develops software internally using Company employees and consultants. Software license costs, as well as costs incurred during the application development stage for internally-developed software, are capitalized within Property, plant, and equipment, net on the consolidated balance sheets. All other costs, including costs incurred during the preliminary project stage and the post-implementation (operation) stage, are expensed as incurred. Capitalized software is amortized on the straight-line method over its estimated useful lives, generally ranging from 3 to 10 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cloud Computing Arrangements - Implementation Costs
Cloud-based computing arrangements that do not convey a license to the underlying software are accounted for as service contracts. Implementation costs incurred during the application development stage of a cloud computing arrangement are capitalized and recorded on the consolidated balance sheets, with the current portion included in Prepaid expenses and other current assets and the non-current portion included in Other assets. All other costs, including costs incurred during the preliminary project stage and the post-implementation (operation) stage, are expensed as incurred. Capitalized implementation costs are amortized over the term of the hosting arrangement, and the related amortization expense is presented in the same line item within the consolidated statements of operations as the expense for the associated service fees.
The Company capitalized $11.2 million and $1.5 million of implementation costs related to cloud computing arrangements in fiscal 2025 and fiscal 2024, respectively. Amortization expense related to these arrangements was $3.4 million, $2.2 million, and $2.9 million in fiscal years 2025, 2024, and 2023, respectively. As of January 3, 2026 and December 28, 2024, capitalized cloud computing implementation costs of $12.2 million and $4.4 million, respectively, were recorded on the consolidated balance sheets within Prepaid expenses and other current assets and Other assets.
Goodwill and Other Indefinite-Lived Intangible Assets
Annual Impairment Reviews
The carrying values of the Company’s goodwill and indefinite-lived tradename assets are subject to annual impairment reviews, which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that it is more likely than not that the carrying value of the assets might be impaired. These impairment reviews are performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”). Significant assumptions used in the Company’s impairment analyses include projected revenue growth and profitability, terminal growth rates, discount rates, market multiples, control premiums, and, for tradenames, royalty rates. Discount rates reflect market-participant estimates of the cost of capital and prevailing interest rates at the measurement date.
Goodwill
The Company performs impairment tests of its goodwill at the reporting unit level. The Company may perform either a qualitative or quantitative assessment.
Under a qualitative assessment, the Company determines if it is “more likely than not” that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events. If the qualitative assessment indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. If the qualitative assessment does not indicate that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, then no further testing is required.
Under a quantitative assessment for goodwill, the Company compares the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated using a 50% weighting of the “income approach” (discounted cash flow method) and a 50% weighting of the “market approach” (guideline public company method). Key assumptions used in these approaches include projected revenue growth and profitability, terminal growth rates, discount rates, market multiples and applicable control premiums. Discount rates are dependent upon interest rates and the cost of capital at a point in time. These assumptions are consistent with those of hypothetical marketplace participants. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Other Long-Lived Assets
The Company reviews other long-lived assets, including ROU lease assets, property, plant, and equipment, definite-lived tradename assets, and customer relationship assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. To determine whether an asset is recoverable, the Company compares the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows are less than the carrying amount, the asset is written down to its fair value.
The process of estimating fair value requires judgment and the use of assumptions, including projected revenue growth and profitability, market participant assumptions such as estimated market rents, and selection of the appropriate discount rate. Long-lived assets that are classified as held for sale are measured at the lower of their carrying amount or fair value, less costs to sell.
Deferred Debt Issuance Costs
Debt issuance costs associated with the Company’s secured revolving credit facility and senior notes are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company’s senior notes are presented on the Company’s consolidated balance sheet as a direct reduction of the carrying value of the associated debt liability. Fees paid to lenders to obtain the secured revolving credit facility are recorded within Other assets on the Company’s consolidated balance sheets and classified as current or non-current based on the expiration date of the credit facility.
Fair Value Measurements
The fair value framework under ASC 820, “Fair Value Measurement” requires the Company to categorize certain assets and liabilities measured at fair value into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities or inputs corroborated by observable market data.
Level 3:	Unobservable inputs that reflect the assumptions that market participants would use when pricing the asset or liability.
The Company measures its pension assets, deferred compensation plan investment assets, and any unsettled foreign currency forward contracts at fair value. The Company’s cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.
The carrying amounts of the Company’s outstanding borrowings are not remeasured at fair value at the end of each reporting period. Instead, the fair values of the Company’s outstanding borrowings are disclosed in Note 14, Fair Value Measurements, to the consolidated financial statements. If the Company were required to remeasure its outstanding borrowings at fair value, such amounts would be disclosed as a Level 2 liabilities in the fair value hierarchy.
Revenue Recognition
In accordance with ASC 606, “Revenue from Contracts with Customers”, the Company uses the five-step model to recognize revenue:
1)Identify the contract with the customer;
2)Identify the performance obligation(s);
3)Determine the transaction price;
4)Allocate the transaction price to each performance obligation if multiple obligations exist; and
5)Recognize revenue when (or as) the performance obligations are satisfied.
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods). Revenue transactions associated with the sale of products to customers through wholesale and international channels and to retail customers that are not members of the Carter’s Rewards loyalty program comprise a single performance obligation. Revenue transactions

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the sale of products to retail customers that are members of the Carter’s Rewards loyalty program comprise two performance obligations: the transfer of control of the goods to the customer and the option for members to earn loyalty points that accumulate towards earning reward certificates. Other than inbound and outbound freight and shipping arrangements, the Company does not use third parties to satisfy its performance obligations in revenue arrangements with customers.
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
Loyalty Program - U.S. retail customers can earn loyalty points that accumulate towards earning reward certificates that are redeemable for a specified amount off future purchases. Loyalty points expire six months from the day they were earned, and reward certificates expire 45 days after issuance. Points and reward certificates earned by retail customers under Carter’s Rewards, the Company’s loyalty program, represent a separate performance obligation. For transactions where a customer earns loyalty points, the Company allocates revenue between the goods sold and the loyalty points expected to be earned towards a reward certificate based upon the relative standalone selling price. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets and then recognized as revenue upon redemption of the reward certificate. Loyalty points and reward certificates not expected to be redeemed are recognized as revenue in proportion to the historical pattern of customer redemptions.
Gift Cards - Customer purchases of gift cards are not recognized as revenue until the gift card is redeemed. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets. Gifts cards do not have an expiration date; however, gift card breakage is recognized as revenue in proportion to the historical pattern of customer redemptions.
Credit Card Revenues - The Company’s private label credit card is issued to customers for use exclusively at the Company’s U.S. stores and U.S. eCommerce sites. Credit is extended to such customers by a third-party financial institution without recourse to the Company. The Company’s performance obligations under the private label credit card agreement include providing program marketing and intellectual property to the third-party financial institution in support of the private label credit card program, as well as operating a loyalty program. The upfront bonus paid to the Company is recognized as revenue on a straight-line basis over the term of the agreement. Usage-based royalties are primarily recognized as revenue in the period of usage, and an amount is recognized on a point-in-time basis as redemptions under the loyalty program occur. Revenue associated with the establishment of new credit accounts is recognized in the period the activity occurred. Revenues related to the Company’s private label credit card program are recorded as Net sales on the Company’s consolidated statements of operations.
Royalty Revenues - The Company licenses certain trademarks and related intellectual property to domestic and international licensees under agreements that generally provide for sales-based royalties and, in some cases, minimum guaranteed royalty amounts. The Company’s single performance obligation in these arrangements is to grant licensees the right to access certain of the Company’s trademarks over the term of the contract, and this obligation is satisfied over time. Royalty revenues are recognized as earned based on the greater of: 1) royalties calculated on licensees’ reported sales of licensed products and 2) any applicable minimum guaranteed royalty amounts. Royalty revenues are included within Royalty income, net on the Company’s consolidated statements of operations.
Significant Payment Terms
Retail customers tender a form of payment, such as cash or a credit/debit card, at point of sale. For wholesale customers and licensees, payment is due based on established terms, which are generally sixty days or less from date of shipment.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Returns and Refunds
The Company establishes return provisions for retail customers in the period the sales occur. Return provisions are calculated based on historical return data and are recorded within Other current liabilities on the Company’s consolidated balance sheets. Except in very limited instances, the Company does not allow its wholesale customers to return goods to the Company.
Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied and recognizes revenue once control passes to the customer. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment. When goods are shipped to wholesale customers “FOB Destination,” control of the goods is transferred to the customer when the goods reach the customer. For most retail transactions in stores, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods. For retail transactions made through the Company’s eCommerce channel, revenue is recognized when the goods are physically delivered to the customer. The Company recognizes revenue from omni-channel sales, including buy-online and pick-up in-store, buy-online, ship-to-store, and buy-online, deliver-from-store, when the product has been picked up by the customer at the store or when the product is physically delivered to the customer.
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
Standalone Selling Prices - For arrangements that contain multiple performance obligations, including sales through the Carter’s Rewards loyalty program, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.
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
•Shipping and Handling Charges - The Company has elected to account for shipping and handling activities that occur before and after the customer obtains control of the goods as fulfillment costs. Such costs are included in Cost of goods sold when the related revenues are recognized.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. The Company records these reimbursements under cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of $0.9 million for fiscal 2024 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. There were no amounts for cooperative advertising arrangements recorded as a component of SG&A expenses for fiscal 2025 and fiscal 2023. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales. For arrangements in which the Company does not receive a distinct good or service, the Company records these reimbursements as a reduction of

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net sales. The majority of the Company’s digital cooperative advertising arrangements are recorded as a reduction of Net sales as there was no distinct good or service received by the Company.
Costs of Goods Sold and Selling, General and Administrative Expenses
Cost of goods sold includes the cost of products, as well as changes in inventory reserves and expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Costs of goods sold also includes the costs of shipping eCommerce orders directly to end consumers. For omni-channel transactions, Costs of goods sold includes the costs of shipping product to end consumers or to retail stores.
SG&A expenses include retail store occupancy costs, distribution expenses, and substantially all expenses other than interest and income taxes. Distribution expenses included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through the Company’s distribution facilities, including eCommerce fulfillment costs, and delivery of product to wholesale customers and to our retail stores. Distribution expenses included in SG&A were $181.9 million, $176.9 million, and $183.4 million for fiscal 2025, 2024, and 2023, respectively.
Gross Profit
Gross profit represents consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. The Company’s definitions of gross profit and gross margin may differ from those used by other entities and therefore may not be comparable.
Advertising Expenses
Advertising production costs and costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Other advertising costs for which the timing of expected benefits cannot be determined are expensed as incurred. Advertising expenses were $87.3 million, $84.1 million, and $74.1 million for fiscal years 2025, 2024, and 2023, respectively, and are included in SG&A expenses on the Company’s consolidated statements of operations. Deferred advertising costs related to advertisements that have not yet occurred or for advertising services not yet received were $2.9 million and $2.1 million as of January 3, 2026 and December 28, 2024, respectively, and are included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
Stock-Based Compensation Arrangements
The Company measures all stock-based compensation awards at grant-date fair value and recognizes compensation expense over the requisite service period, net of estimated forfeitures. We estimate forfeitures of restricted stock awards based on historical experience and expected future activity and update these estimates periodically.
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
Stock Options
The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, which incorporates assumptions such as expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The resulting fair value is recognized as compensation expense over the vesting period of the award. There have been no issuances of stock options since 2018, and there are no unrecognized compensation costs remaining related to stock options.
Time-Based Restricted Stock Awards
Time-based restricted stock awards are measured at the quoted closing price of the Company’s common stock on grant date. Compensation expense is recognized over the vesting term of the awards, net of estimated forfeitures.
Performance-Based Restricted Stock Awards
Performance-based restricted stock awards are measured on the quoted closing price of the Company’s common stock on the grant date. Compensation expense is recognized over the vesting term of the awards based on the number of shares that are expected to vest, which is determined by the Company’s current estimate of the probability of achieving the specified performance criteria. The Company reassesses the probability of achieving the performance criteria at each reporting period and adjusts the cumulative stock-based compensation expense accordingly.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market-Based Restricted Stock Awards
The Company has granted market-based restricted stock awards that vest based on either (i) the Company’s total shareholder return (“TSR”) relative to a defined peer group over a specified performance period, or (ii) the achievement of specified share price hurdles over a defined period.
The grant-date fair value of these awards is estimated using a Monte Carlo simulation model, which incorporates assumptions such as expected volatility of the Company’s stock price, risk-free interest rate, and expected dividend yield. For TSR awards, the model also incorporates the expected volatility of the peer group’s stock prices and the correlation of returns between the Company and the peer group. The resulting grant-date fair value of the awards is fixed and is not subsequently adjusted for changes in the Company’s TSR, share price performance, or the likelihood of achieving the market condition. Stock-based compensation expense is recognized over the requisite service period, net of estimated forfeitures, regardless of whether the market condition is ultimately achieved.
Stock Awards
The fair value of stock granted to non-management members of the Board of Directors (the “Board”) is measured based at the quoted closing price of the Company’s common stock on the grant date. Because there are no vesting conditions, the associated stock-based compensation expense is recognized in full on the grant date.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The provision for income taxes includes current and deferred income tax expense. Current income taxes represent the amount of income taxes expected to be payable or receivable for the current year, determined by applying the provisions of enacted tax laws to taxable income for that year.
Deferred income taxes are recognized under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book basis and the tax basis of assets and liabilities and are measured using enacted tax rates. Deferred tax assets and liabilities are classified as non-current in the consolidated balance sheets. Deferred tax assets are included within Other assets in the consolidated balance sheets. Valuation allowances are established when it is “more likely than not” that a deferred tax asset will not be recovered. The provision for income taxes reflects the current tax expense or benefit, the net change during the year in deferred tax assets and liabilities, and the net change during the year in any valuation allowances.
The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based on the technical merits of the position. Tax positions that do not meet the more-likely-than-not threshold are recorded as unrecognized tax benefits. Where applicable, associated interest and penalties are also recorded. Interest related to uncertain tax positions is recognized in Interest expense, and penalties, if any, are recognized within the provision for income taxes in the consolidated statements of operations. Unrecognized tax benefits, including related interest and penalties, are included in Other long-term liabilities on the Company’s consolidated balance sheets.
Supplemental Cash Flow Information
Interest paid in cash was $35.3 million, $29.5 million, and $32.3 million for fiscal years 2025, 2024, and 2023, respectively. Income taxes paid in cash was $37.6 million, $51.3 million, and $76.5 million for fiscal years 2025, 2024, and 2023, respectively.
Additions to property, plant and equipment of $2.8 million, $3.4 million, and $1.6 million were excluded from capital expenditures in the Company’s consolidated statements of cash flows for fiscal years 2025, 2024, and 2023, respectively, because these amounts were accrued and unpaid at the end of each respective fiscal year.
Earnings Per Share
The Company calculates basic and diluted net income per common share under the two-class method for unvested share-based payment awards that contain participating rights to dividends or dividend equivalents (whether paid or unpaid).
Basic net income per common share is calculated by dividing net income attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the effect of dilutive instruments (primarily stock options) and is calculated by adjusting net income attributable to common shareholders and the related weighted-average shares outstanding for the assumed issuance of such instruments, when their

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effect is dilutive. Potential common shares that are antidilutive are excluded from the computation of diluted net income per common share.
Open Market Repurchases of Common Stock
Shares of the Company’s common stock repurchased by the Company through open market transactions are retired. Through the end of fiscal 2025, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain share repurchases made after December 31, 2022. The Company reflects the applicable excise tax as part of the cost of the shares repurchased and records the amount as a reduction of additional paid-in capital in the consolidated balance sheets. The corresponding excise tax liability is recorded within Other current liabilities in the consolidated balance sheets.
Employee Benefit Plans
The Company sponsors unfunded post-retirement life and medical plans for certain employees. Additionally, the Company sponsored the OshKosh B’Gosh defined benefit pension plan, for which the Company substantially settled all benefit obligations during fiscal 2025 (see Note 17, Employee Benefit Plans). The obligations and related periodic costs of these plans are determined using actuarial valuations that require the use of various assumptions, including discount rates, expected long-term rates of return on plan assets, and, where applicable, demographic assumptions such as mortality rates.
The overfunded or underfunded status of each defined benefit plan is recognized as an asset or liability in the consolidated balance sheets. Changes in the funded status that arise from actuarial gains and losses and prior service costs or credits are recognized in Accumulated other comprehensive income (loss), net of income taxes. Deferred gains and losses that exceed 10% of the greater of the plan’s projected benefit obligation or the market value of plan assets are amortized to net periodic benefit cost over the average remaining life of inactive plan participants.
Net periodic benefit cost for the defined benefit plans includes service cost, interest cost, expected return on plan assets, amortization of prior service cost or credit, amortization of actuarial gains and losses, and, when applicable, the effects of plan amendments and settlements. Service cost is recognized in the same line item in the consolidated statements of operations as other employee compensation. All other components of net periodic benefit cost are presented in Other (income) expense, net in the consolidated statements of operations.
The Company applies the measurement date practical expedient permitted by ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, and uses December 31 of each year, rather than the last day of its fiscal year, as the measurement date for its defined benefit plans.
Severance Costs and Facility Closure
The Company records severance costs when the appropriate notifications have been made to affected employees or when the plan of termination has been approved, if the one-time benefits are contractually required and no longer conditional on future service. When employees are required to work for a period before termination, severance costs are recognized over the required service period.
In connection with facility closures, the Company evaluates related long-lived assets for impairment and may revise the estimated useful lives of fixed assets to reflect the planned cessation of use, which can result in accelerated depreciation expense. For leased facilities, early lease terminations, including contractual termination options and negotiated terminations, generally result in remeasurement of the lease liability and right-of-use asset, with any resulting gain or loss recognized in earnings. Other facility closure costs are expensed as incurred.
Seasonality
The Company experiences seasonal fluctuations in its sales and profitability due to the timing of certain holidays and key retail shopping periods, which typically result in lower sales and gross profit during the first half of its fiscal year. Accordingly, the Company’s results of operations for the first half of the year may not be indicative of the results for the full fiscal year.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Adopted in Fiscal 2025
Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This new guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and greater disaggregation of income taxes paid by jurisdiction. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024. The amendments are required to be applied on a prospective basis; however retrospective application is permitted. The Company adopted ASU 2023-09 in fiscal 2025 and applied it prospectively. The effect of the adoption of ASU 2023-09 was not material to the Company’s consolidated financial statements. Refer to Note 15, Income Taxes.
To Be Adopted After Fiscal 2025
Disaggregation of Income Statement Expenses (ASU 2024-03)
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is intended to increase transparency and comparability of financial statements by requiring disclosure of significant expense components for certain expenses on the face of the consolidated statement of operations. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the ASU in the fourth quarter of fiscal 2027 using a prospective transition method. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements but does not expect the effect of the adoption of ASU 2024-03 to be material.
Internal-Use Software (ASU 2025-06)
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the accounting for internal-use software by removing the existing “software development stages” model and instead requiring capitalization of internal-use software costs when (1) management has authorized and committed to funding the project and (2) it is probable the project will be completed and the software will be used as intended. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the timing and transition method of its adoption of the ASU.
NOTE 3 - REVENUE RECOGNITION
The Company generates revenue primarily from the sale of products to retail and wholesale customers and from royalties earned under licensing arrangements. Contracts with customers include written agreements as well as arrangements that are implied by customary business practices or law. The Company’s revenue recognition policies are described in Note 2, Summary of Significant Accounting Policies.
Disaggregation of Revenue
The Company sells products directly to consumers (“direct-to-consumer”) through its retail stores, eCommerce websites, and mobile app, and to other retailers and partners that in turn sell the products to their own customers (“wholesale channel”). The Company also earns royalties from certain of its licensees that sell products under the Company’s brands.
Disaggregated revenues from these sources were as follows:

	Fiscal year ended January 3, 2026 (53 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,466,128	$—	$287,952	$1,754,080
Wholesale channel	—	1,001,338	143,008	1,144,346
	$1,466,128	$1,001,338	$430,960	$2,898,426

Royalty income, net	$4,653	$10,420	$3,029	$18,102

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended December 28, 2024 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,417,108	$—	$268,409	$1,685,517
Wholesale channel	—	1,021,396	137,189	1,158,585
	$1,417,108	$1,021,396	$405,598	$2,844,102

Royalty income, net	$5,365	$11,072	$2,814	$19,251

	Fiscal year ended December 30, 2023 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$1,501,780	$—	$268,596	$1,770,376
Wholesale channel	—	1,014,584	160,634	1,175,218
	$1,501,780	$1,014,584	$429,230	$2,945,594

Royalty income, net	$6,549	$11,660	$3,201	$21,410
Accounts Receivable from Customers and Licensees
Accounts receivable primarily represent amounts due from wholesale customers and licensees and are recorded net of allowances for chargebacks and expected credit losses. The Company’s accounting policies for accounts receivable, including the assessment of chargebacks and expected credit losses, are discussed in Note 2, Summary of Significant Accounting Policies.
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	January 3, 2026	December 28, 2024
Trade receivables from wholesale customers, net	$174,566	$187,715
Royalties receivable, net	4,011	3,728
Other receivables(1)	11,705	13,444
Total receivables	$190,282	$204,887
Less: Wholesale accounts receivable reserves(2)(3)	(11,716)	(10,053)
Accounts receivable, net	$178,566	$194,834
(1)Includes receivables related to tax recoveries, shipping volume rebates, healthcare-related rebates, amounts due from third-party gift card program partners, and recoveries related to provisional anti-dumping duties in Mexico.
(2)Includes allowance for chargebacks of $4.1 million and $4.4 million for the periods ended January 3, 2026 and December 28, 2024, respectively.
(3)Includes allowance for credit losses of $7.6 million and $5.7 million for the periods ended January 3, 2026 and December 28, 2024, respectively.
Information regarding the activity in wholesale accounts receivable reserves, which include both the allowance for chargebacks and allowance for expected credit losses, were as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at December 31, 2022	$16,448
Additional provisions	5,220
Charges to reserve	(8,551)
Balance at December 30, 2023	$13,117
Additional provisions	2,836
Charges to reserve	(5,900)
Balance at December 28, 2024	$10,053
Additional provisions	6,597
Charges to reserve	(4,934)
Balance at January 3, 2026	$11,716

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Assets and Liabilities
The Company’s contract assets are not material to the Company’s consolidated financial statements.
The Company recognizes a contract liability when it has received consideration before transferring the related goods to the customer. The Company’s contract liabilities primarily consist of (1) obligations related to unredeemed gift cards, (2) unredeemed customer loyalty rewards, and (3) the unamortized upfront bonus received from a third-party financial institution under the Company’s private label credit card program. Contract liabilities are classified as current and are included in Other current liabilities on the Company’s consolidated balance sheets.
Contract Liabilities
Total contract liabilities were as follows:

(dollars in thousands)	January 3, 2026	December 28, 2024
Contract liabilities - current:
Unredeemed gift cards	$25,994	$25,043
Unredeemed customer loyalty rewards	2,372	2,552
Carter’s credit card - upfront bonus	—	714
Total contract liabilities - current	$28,366	$28,309
Composition of Contract Liabilities
Unredeemed gift cards - represent obligations to transfer goods in the future to customers that have purchased gift cards. Gift card contract liabilities change due to the issuance and redemption of gift cards and the recognition of breakage on balances that are not expected to be redeemed. Although gift cards do not expire, all outstanding gift card balances are classified as current liabilities, as they are redeemable on demand by the cardholder. The majority of gift cards are redeemed within one year of issuance. During fiscal 2025 and fiscal 2024, the Company recognized revenue of $10.3 million and $10.5 million related to the gift card liability balance that existed at the beginning of each respective year.
Unredeemed loyalty rewards - represent obligations under the Company’s loyalty program to transfer goods in the future to customers when the reward certificates are redeemed. Changes in the loyalty program contract liability result from new rewards earned, and reward certificate redemptions and expirations. The earning and redemption cycles are under one year in duration.
Carter’s credit card - upfront bonus - represents the unamortized portion of the upfront signing bonus received from a third-party financial institution under the Company’s private label credit card program. This bonus was recognized as revenue over the term of the agreement.
NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consisted of the following:

(dollars in thousands)	January 3, 2026	December 28, 2024
Land, building, and leasehold improvements	$392,642	$375,173
Fixtures, equipment, and computer hardware	294,000	301,732
Computer software	97,480	98,563
Construction in progress	11,244	8,158
Property, plant, and equipment, gross	795,366	783,626
Accumulated depreciation and amortization	(609,059)	(602,670)
Property, plant, and equipment, net	$186,307	$180,956
NOTE 5 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company’s leases generally have initial terms ranging from 3 years to 10 years, some of which may include options to extend the leases for up to 5 years or to terminate the lease early.
For the periods presented, the Company’s finance leases were not material to the Company’s consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following components of lease expense were recognized primarily in Selling, general, and administrative expenses, with immaterial amounts recognized in Cost of goods sold, on the Company’s consolidated statements of operations for the fiscal periods indicated:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Operating lease cost	$182,495	$177,034	$171,072
Variable lease cost(*)	65,864	57,992	56,089
Net lease cost	$248,359	$235,026	$227,161
(*)Includes short-term leases, which are not material, and any operating lease impairment charges.
Supplemental balance sheet information related to leases was as follows:

	January 3, 2026	December 28, 2024
Weighted average remaining operating lease term (years)	5.7	5.9
Weighted average discount rate for operating leases	5.1%	5.0%
Cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2025 and fiscal 2024 was $181.9 million and $175.0 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in fiscal 2025 and fiscal 2024 were $163.5 million and $196.3 million, respectively. Operating lease assets obtained primarily consist of new or modified leases.
As of January 3, 2026, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2026	$159,579
2027	155,235
2028	121,733
2029	91,022
2030	55,398
After 2030	173,485
Total lease payments	$756,452
Less: Interest	(111,503)
Present value of lease liabilities(*)	$644,949
(*)As the rate implicit in the majority of the Company’s leases is not readily determinable, the Company uses the incremental borrowing rate based on the information available at the commencement date, including the lease term and currency, to determine the present value of lease payments.
As of January 3, 2026, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $7.9 million. These operating leases are expected to commence in fiscal 2026 with lease terms of 5 years to 10 years.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 30, 2023(*)	$83,934	$74,454	$52,149	$210,537
Foreign currency impact	—	—	(3,662)	(3,662)
Balance at December 28, 2024	$83,934	$74,454	$48,487	$206,875
Foreign currency impact	—	—	2,119	2,119
Balance at January 3, 2026	$83,934	$74,454	$50,606	$208,994
(*)Goodwill attributable to the International segment is net of accumulated impairment losses of $17.7 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the carrying value of the Company’s intangible assets were as follows:

		January 3, 2026			December 28, 2024
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	40,000	—	40,000	40,000	—	40,000
Skip Hop tradename	Indefinite	6,000	—	6,000	6,000	—	6,000
Finite-life tradenames(2)	5 - 20 years	4,783	2,357	2,426	3,911	2,136	1,775
Total tradenames, net		$271,016	$2,357	$268,659	$270,144	$2,136	$268,008

Skip Hop customer relationships	15 years	$47,300	$27,717	$19,583	$47,300	$24,540	$22,760
Carter’s Mexico customer relationships	10 years	3,246	2,701	545	3,145	2,362	783
Total customer relationships, net		$50,546	$30,418	$20,128	$50,445	$26,902	$23,543
(1)A non-cash pre-tax impairment charge of $30.0 million on the OshKosh indefinite-lived tradename asset was recorded during fiscal 2024.
(2)Relates to the acquisition of rights to the Carter’s brand in Chile in December 2014, the Skip Hop brand in February 2017, and the Little Planet domain name in March 2025.
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
Amortization expense for intangible assets subject to amortization was $3.7 million for each of fiscal years 2025, 2024, and 2023. Amortization expense is included in SG&A expenses on the Company’s consolidated statements of operations.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2026	$3,756
2027	$3,613
2028	$3,412
2029	$3,412
2030	$3,412
Goodwill and Intangible Asset Impairment Testing
The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. These impairment reviews are performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”). Refer to Note 2, Summary of Significant Accounting Policies for additional discussion on the Company’s goodwill and indefinite-lived tradename asset impairment testing.
In the fourth quarter of fiscal 2025, the Company performed an annual quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of January 3, 2026. Based upon this annual assessment, there were no impairments on the value of goodwill or indefinite-lived intangible tradename assets. The annual assessment indicated that the fair value of assets for the U.S. Wholesale, U.S. Retail and Other International reporting units exceeded its carrying values by at least 25%. The fair value of assets for the Canada reporting unit exceeded its carrying value by approximately 8%. Additionally, the annual assessment indicated that the fair value of indefinite-lived tradename assets exceeded its carrying values by at least 35%.
During the second quarter of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price since the last impairment test conducted in the fourth quarter of fiscal 2024.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, during the third quarter of fiscal 2025, the Company identified a triggering event related to the sustained decrease in the Company’s stock price since the last impairment test conducted in the second quarter of fiscal 2025. As a result, the Company performed an interim quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets in both the second and third quarters of fiscal 2025. Based on these interim assessments, there were no impairments on the value of goodwill or indefinite-lived intangible tradename assets.
In fiscal 2024, the Company performed an annual quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024. Based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand.
NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

(dollars in thousands)	January 3, 2026	December 28, 2024
Rabbi Trust investments(1)	$21,735	$—
Prepaid information technology-related contracts(2)	19,439	14,953
Prepaid income taxes	5,763	4,398
Other	13,571	13,229
Prepaid expenses and other current assets	$60,508	$32,580
(1)Represents assets held in the Rabbi Trust related to the Company’s deferred compensation plan. See Note 14, Fair Value Measurements, and Note 17, Employee Benefit Plans, for additional information.
(2)Primarily related to cloud computing arrangements and software maintenance contracts.
NOTE 8 – OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(dollars in thousands)	January 3, 2026	December 28, 2024
Accrued employee benefits(1)	$28,021	$20,824
Unredeemed gift cards	25,994	25,043
Accrued bonuses and incentive compensation(2)	19,861	2,757
Accrued taxes	10,334	14,455
Accrued salaries and wages	4,236	12,345
Income taxes payable	635	13,820
Other(3)	44,728	40,808
Other current liabilities	$133,809	$130,052
(1)Includes accruals for severance and other termination benefits. See Note 18, Organizational Restructuring, for additional information.
(2)Increase primarily reflects higher expected attainment of annual incentive compensation objectives relative to the prior year.
(3)Includes accrued freight and interest on long-term debt. Amount as of January 3, 2026 includes liabilities under the deferred compensation plan. See Note 17, Employee Benefit Plans, for additional information.
NOTE 9 – SUPPLY CHAIN FINANCE PROGRAM
We have established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling receivables directly to the participating financial institutions at their discretion. As of January 3, 2026, the SCF program has a $70.0 million revolving capacity. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program and we have no economic interest in the supplier’s decision to sell a receivable. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company settles obligations with the participating financial institutions in accordance with the original invoice due dates, and participation in the SCF program does not extend the Company’s payment terms. The Company does not provide any guarantees in connection with the SCF program and does not pledge collateral under the program.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s liability related to amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program is included in Accounts payable on our consolidated balance sheets. As of January 3, 2026 and December 28, 2024, amounts under the SCF program included in Accounts payable were $13.5 million and $19.0 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
The rollforward of the Company’s liability related to amounts payable to the participating financial institution, including new additions, settlements and the ending balance is as follows:

(dollars in thousands)	Amounts payable under SCF program
Outstanding, December 30, 2023	$14,792
Invoices confirmed during the year	148,343
Confirmed invoices paid during the year	(144,092)
Outstanding, December 28, 2024	$19,043
Invoices confirmed during the year	213,657
Confirmed invoices paid during the year	(219,195)
Outstanding, January 3, 2026	$13,505
NOTE 10 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	January 3, 2026	December 28, 2024
$575 million, 7.375% Senior Notes due 2031	$575,000	$—
$500 million, 5.625% Senior Notes due 2027	—	500,000
Less: unamortized debt issuance-related costs	(7,827)	(1,873)
Senior notes, net	$567,173	$498,127
Secured revolving credit facility	—	—
Total long-term debt, net	$567,173	$498,127
Secured Revolving Credit Facility
As of January 3, 2026, the Company had no outstanding borrowings under its secured asset-based revolving credit facility (“ABL facility”), exclusive of $6.3 million of outstanding letters of credit. As of December 28, 2024, the Company had no outstanding borrowings under its secured cash-flow-based revolving credit facility, exclusive of $4.7 million of outstanding letters of credit. As of January 3, 2026 and December 28, 2024, there was $743.7 million and $845.3 million available for future borrowing, respectively. All outstanding borrowings under the Company’s ABL facility and secured cash-flow-based revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets due to contractual repayment terms under the credit facilities.
ABL Facility
On November 17, 2025, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”), entered into a new five-year ABL facility of up to $750.0 million. The ABL facility replaced the Company’s existing $850.0 million secured cash-flow–based revolving credit facility due April 2027. Borrowings under the ABL facility will mature, and lending commitments thereunder will terminate, in November 2030.
Approximately $4.3 million, including both bank fees and other third-party expenses, has been capitalized in connection with the ABL facility and will be amortized over the remaining term of the ABL facility. Unamortized deferred financing costs of $0.5 million related to lenders of the secured cash-flow-based revolving credit facility due April 2027 that did not continue in the new facility were written off in the fourth quarter of fiscal 2025 and included in Loss on extinguishment of debt on the Company’s consolidated statement of operations.
The availability under the ABL facility was $743.7 million as of January 3, 2026. Availability is determined using borrowing base calculations of eligible inventory, accounts receivable, and intellectual property balances, less availability reserves, current outstanding borrowings under the ABL facility, and outstanding letters of credit. Availability may fluctuate throughout the year principally based on changes in eligible inventory and accounts receivable balances. As of January 3, 2026, the borrowing rate

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for a term Secured Overnight Financing Rate (“SOFR”) loan would have been 4.93%, which includes an excess availability-based adjustment of 1.25%.
As of January 3, 2026, the Company was in compliance with its covenants and requirements under the ABL facility.
Terms of the ABL Facility
The ABL facility consists of a $750.0 million U.S. dollar revolving credit facility, up to $100.0 million of which may be drawn in Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The ABL facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit equal to $50 million. Up to $40 million of letters of credit under the ABL facility may be drawn in Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. TWCC and the Company’s wholly-owned subsidiary, The Genuine Canadian Corp., are both borrowers (“borrowers”) under the ABL facility. The ABL facility provides the borrowers with the right to request additional U.S. dollar commitments in an aggregate amount not to exceed the sum of (1) $150.0 million and (2) the amount by which the borrowing base exceeds the total commitments at such time. The ABL facility provides for an excess availability-based pricing grid which determines an interest rate for borrowings, calculated as the applicable floating benchmark rate plus a credit spread adjustment, if any, plus an amount ranging from 1.25% to 1.50% based on average daily excess availability.
The ABL facility is unconditionally guaranteed by the Company and certain of the borrowers’ existing direct and indirect domestic subsidiaries. Generally, obligations under the ABL facility, and the guarantees of those obligations are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the borrowers and each of the subsidiary guarantors, including (1) a first-priority pledge by the Company of all of the capital stock of TWCC and by TWCC of the capital stock directly held by TWCC and the subsidiary guarantors (which pledge, in the case of the capital stock of any foreign subsidiary (other than any Canadian subsidiaries), is limited to 65% of the stock of any such first-tier non-Canadian foreign subsidiary), and (2) a first-priority security interest in substantially all of the Company, the borrowers’ and the subsidiary guarantors’ tangible and intangible assets, in each case, subject to certain customary exceptions.
The ABL facility contains various covenants, including those that restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain indebtedness, pay dividends or make distributions or other restricted payments, or to grant certain liens on their respective property or assets, among other things. The ABL facility also includes a springing financial covenant, consisting of, if the excess availability falls below certain thresholds, a fixed charge coverage ratio not to be less than 1.00 to 1.00. The fixed charge coverage ratio is defined as the ratio of
•(1) the Company’s consolidated net income before interest, taxes, depreciation and amortization, with certain adjustments, minus (2) the unfinanced portion of all capital expenditures (excluding any capital expenditure made in an amount equal to all or part of the proceeds, applied within 12 months of receipt thereof, of (x) any casualty insurance, condemnation or eminent domain or ( y) any sale of assets); to
•the sum of (1) the Company’s consolidated cash debt service charges, plus (2) consolidated cash net income taxes (or restricted payments made for such purpose), net of refunds received, plus (3) certain restricted payments.
The covenants limiting investments, dividends and other restricted payments each permit the restricted actions in an unlimited amount, subject to compliance with (i) either both (a) excess availability is greater than the greater of (x) $93.8 million and (y) 15% of the lesser of commitments and the applicable borrowing base (net of reserves) at all times in the past 30 days (and immediately after giving effect to the applicable transaction) and (b) a pro forma fixed charge coverage ratio of 1.00:1.00, or (2) the excess availability is greater than the greater of (x) $131.3 million and (y) 20% of the lesser of commitments and the applicable borrowing base (net of reserves) at all times in the past 30 days (and immediately after giving effect to the applicable transaction) and (ii) no event of default continuing. The covenants permit incurrence of unsecured indebtedness in an unlimited amount, subject to compliance with, among others, a pro forma fixed charge coverage ratio of 1.25:1.00. The ABL Facility also contains certain customary affirmative covenants and events of default.
Senior Notes
2025 Issuance of Senior Notes due 2031
On November 13, 2025, TWCC issued $575.0 million principal amount of senior notes at par, bearing interest at a rate of 7.375% per annum, and maturing on February 15, 2031. TWCC received net proceeds from the offering of the senior notes of approximately $567.0 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes discussed above and for other general corporate purposes. Approximately $8.0 million, including both bank fees and other third-party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The notes are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed, subject to certain exceptions, by Carter’s and by each of the Company’s current and, subject to certain exceptions, future domestic subsidiaries that guarantee the Company’s secured asset-based revolving credit facility or certain other debt of the Company or the subsidiary guarantors. The indenture limits the ability of the Company and each of the guarantors of the notes to incur certain liens, enter into certain sale and leaseback transactions, and consolidate, merge or sell all or substantially all of their assets.
On or after November 15, 2027, TWCC may redeem all or a part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on November 15 of each of the years indicated is as follows:

Year	Percentage
2027	103.688%
2028	101.844%
2029 and thereafter	100.000%
At any time prior to November 15, 2027, TWCC may redeem all or a part of the notes at a redemption price equal to 100.0% of the principal amount plus an “Applicable Premium”, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. “Applicable Premium” means, with respect to a note on any redemption date, the greater of (i) 1.0% of the principal amount of such note and (ii) the excess, if any, of (A) the present value, as of such redemption date, of (1) the redemption price of such note on November 15, 2027 plus (2) all required interest payments due on such note (excluding accrued and unpaid interest to such redemption date) through November 15, 2027, discounted at a rate equal to the Treasury Rate plus 50 basis points, over (B) the principal amount of such note outstanding on such redemption date.
Additionally, prior to November 15, 2027, the TWCC may on any one or more occasions redeem up to 40.0% of the aggregate principal amount of notes and additional notes (taken together) issued under the Indenture with the net cash proceeds of one or more equity offerings at a redemption price of 107.375% of the principal amount thereof, plus accrued and unpaid interest, provided that (1) at least 60.0% of the aggregate principal amount of notes and additional notes (taken together) issued under the indenture remains outstanding after each such redemption; and (2) the redemption occurs within 120 days after the closing of such equity offering.
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
2025 Redemption of Senior Notes due 2027
On November 27, 2025, the Company, through its wholly-owned subsidiary, TWCC, redeemed $500.0 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and originally maturing on March 15, 2027. Pursuant to the optional redemption provisions described in the indenture dated as of March 14, 2019, TWCC paid the outstanding principal plus accrued and unpaid interest. This debt redemption resulted in a loss on extinguishment of debt of $1.2 million related to the write-off of unamortized debt issuance costs.
NOTE 11 – COMMON STOCK
Open Market Share Repurchases
The Company’s Board has authorized the repurchase of shares of the Company’s common stock under share repurchase programs with an aggregate authorization of up to $1.00 billion. As of January 3, 2026, the total remaining capacity under

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding repurchase authorizations was $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Number of shares repurchased(1)	—	736,423	1,446,269
Aggregate cost of shares repurchased (dollars in thousands)(2)	$—	$50,526	$100,034
Average price per share(2)	$—	$68.61	$69.17
(1)Share repurchases were made in compliance with all applicable rules and regulations and in accordance with share repurchase authorizations. The Company did not repurchase and retire shares through open market transactions in fiscal 2025.
(2)The aggregate cost of share repurchases and average price paid per share exclude excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured asset-based revolving credit facility, market conditions, stock price, other investment priorities, excise taxes, and other factors.
Dividends
Subsequent to fiscal 2025, on February 19, 2026, the Company’s Board declared a quarterly cash dividend payment of $0.25 per common share, payable on March 27, 2026 to shareholders of record at the close of business on March 13, 2026.
In fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80 in the first quarter and $0.25 in each of the second, third, and fourth quarters (for an aggregate cash dividend per common share of $1.55 for fiscal 2025). In each quarter of fiscal 2024, the Board declared, and the Company paid, a cash dividend per common share of $0.80 (for an aggregate cash dividend per common share of $3.20 for fiscal 2024). Additionally, in each quarter of fiscal 2023, the Board declared and the Company paid, a cash dividend per common share of $0.75 (for an aggregate cash dividend per common share of $3.00 for fiscal 2023).
Our Board will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured asset-based revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of its common stock, as further described in Note 10, Long-Term Debt, to the consolidated financial statements.
Stockholder Rights Agreement
On September 22, 2025, the Board authorized the Company’s entry into a limited duration stockholder rights agreement (the “Rights Agreement”) in response to the rapid accumulation of a significant amount of shares of the Company’s common stock by a third party. The Rights Agreement is intended to reduce the likelihood that any entity, person or group is able to gain control of the Company through open market accumulation without paying all stockholders an appropriate control premium or providing the Board sufficient opportunity to make informed judgments and take actions that are in the best interests of all stockholders.
Pursuant to the Rights Agreement, the Company issued, by means of a “dividend”, one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record on the close of business on October 3, 2025. Initially, these Rights are not exercisable and trade with, and are represented by, the shares of the Company’s common stock. The Rights Agreement will expire on September 21, 2026, or earlier, as provided in the Rights Agreement.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock”) (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per outstanding Right, subject to adjustment.
Adoption of the Rights Agreement did not have an impact on the Company’s consolidated financial statements, including basic and diluted earnings per share. Additional information is included in the Company’s current report on Form 8-K filed September 24, 2025, which is not incorporated herein by reference.
NOTE 12 – STOCK-BASED COMPENSATION
Under the Company’s Amended and Restated Equity Incentive Plan (the “ Equity Incentive Plan”), the Compensation Committee of the Board may award incentive stock options, stock appreciation rights, restricted stock (including time-based awards, performance-based awards, and market-based awards), stock awards, and stock deliverable on a deferred basis (including restricted stock units).
As of January 3, 2026, the maximum number of shares available under the Equity Incentive Plan was 18,778,392, and there were 1,336,742 remaining shares available for grant under the Equity Incentive Plan. The Equity Incentive Plan makes a provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Equity Incentive Plan is limited to members of the Company’s Board, executive officers and other key employees.
The limit on shares available under the Equity Incentive Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events. All stock options issued under the Equity Incentive Plan expire no later than ten years from the date of grant. The Company periodically evaluates the sufficiency of shares available for issuance under the Plan and may seek shareholder approval to increase shares available for future grants, as needed.
The Company recorded stock-based compensation cost as follows:

	Fiscal year ended
(dollars in thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Restricted stock:
Time-based awards(1)	$16,907	$16,388	$17,243
Performance-based awards(2)	975	(935)	670
Market-based awards	766	788	—
Stock awards	1,600	1,600	1,550
Total	$20,248	$17,841	$19,463
(1)Fiscal 2025 includes accelerated vesting of outstanding time-based restricted stock awards related to the retirement of our former CEO.
(2)During fiscal 2024, the revision of performance target estimates resulted in a reversal of previously recognized stock-based compensation expense for outstanding performance-based awards.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises. There were no stock options granted in fiscal 2025, 2024, and 2023.
Changes in the Company’s stock options for the fiscal year ended January 3, 2026 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 28, 2024	389,026	$96.47
Expired	(259,455)	$94.46
Outstanding, January 3, 2026(*)	129,571	$100.51	1.31	$—
(*)All outstanding stock options were fully vested and exercisable as of January 3, 2026.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no stock options granted or exercised during the fiscal year ended January 3, 2026. The intrinsic value of stock options exercised during the fiscal years ended December 28, 2024 and December 30, 2023 was $0.1 million, and $0.3 million, respectively.
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) 2) a combination of continued service and performance targets (performance-based) or 3) a combination of continued service and market-based conditions (market-based).
The following table summarizes activity related to all restricted stock awards during the fiscal year ended January 3, 2026:

	Restricted stock awards	Weighted-average grant date fair value per award
Outstanding, December 28, 2024	822,651	$81.31
Granted	791,501	$34.97
Vested	(305,638)	$75.80
Forfeited	(292,461)	$71.13
Outstanding, January 3, 2025	1,016,053	$49.80
During fiscal 2024, a total of 254,244 shares of restricted stock vested with a weighted-average fair value of $89.57 per share. During fiscal 2023, a total of 184,803 shares of restricted stock vested with a weighted-average fair value of $91.84 per share.
At January 3, 2026, there was $24.4 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Time-based Restricted Stock Awards

Fiscal year	Number of awards granted	Weighted-average grant date fair value per award
2023	272,509	$73.80
2024	266,539	$77.00
2025	649,011	$37.94
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2025, 2024, and 2023, a total of 261,548 shares, 254,244 shares, and 184,803 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $82.58 per share, $89.57 per share, and $91.84 per share, respectively. At January 3, 2026, there was $22.7 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
On April 3, 2025, the Company granted 98,400 shares of time-based restricted stock to Douglas C. Palladini in connection with his appointment as CEO and President of the Company and a member of the Board. The grant-date fair value of the awards was based on the closing price of the Company’s stock on the grant date, which was $35.57.
Performance-based Restricted Stock Awards

Fiscal year	Number of awards granted	Weighted-average grant date fair value per award
2023	112,284	$74.06
2024	55,089	$81.95
2025	—	$—
Performance-based restricted stock awards cliff vest after a three-year period, subject to the achievement of the performance target. During the fiscal years 2025, 2024, and 2023, no performance shares vested. As of January 3, 2026, a total of 133,559 performance shares were unvested with a weighted-average fair value of $76.59 per share. As of January 3, 2026, there was $0.4 million unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock awards, which is expected to be recognized over a weighted-average period of approximately 1.0 year. The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
Market-based Restricted Stock Awards

Fiscal year	Number of awards granted	Weighted-average grant date fair value per award
2024	28,375	$117.28
2025	98,400	$14.79
During the fiscal years 2025 and 2024, no market-based restricted stock awards vested. As of January 3, 2026, a total of 120,497 market-based restricted stock awards were unvested with a weighted-average fair value of $33.58 per share. As of January 3, 2026, there was $1.3 million unrecognized compensation cost (net of estimated forfeitures) related to the unvested market-based restricted stock awards based which is expected to be recognized over a weighted-average period of approximately 1.9 years.
2024 Awards
The market-based restricted stock awards cliff vest after a three-year period, subject to the performance of the Company’s TSR relative to the TSR of a select group of peer companies over the three-year period.
A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards in fiscal 2024, using the following assumptions: beginning TSR price of $73.60, grant-date share price of $81.95, simulation term of 3 years, expected volatility of 32.9%, and risk-free interest rate of 4.5%.
2025 Awards
On April 3, 2025, the Company granted 98,400 shares of market-based restricted stock awards to Douglas C. Palladini in connection with his appointment as CEO and President of the Company and a member of the Board. The market-based restricted stock awards issued to Mr. Palladini are eligible to be earned upon achieving share price hurdles for 20 consecutive trading days over a three-year period, starting on the award grant date. The share price hurdles were set based on growth rates of 30%, 60%, and 90% above the closing stock price on grant date, which was $35.57. One-third of the award will be earned upon achievement of each of the applicable share price hurdles, but no earned shares will vest until the end of the three-year period, subject to Mr. Palladini’s continued employment through the end of the three-year period.
A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards in fiscal 2025, using the following assumptions: beginning share price (based on 20-trading day average closing price as of grant date) of $41.25, grant-date share price of $35.57, simulation term of 3 years, expected volatility of 35.9%, and risk-free interest rate of 3.7%.
Stock Awards
Included in restricted stock awards are grants to non-management members of the Company’s Board. At issuance, these awards were fully vested and issued as shares of the Company’s common stock. The Company records the stock-based compensation expense immediately as there are no vesting terms. During fiscal years 2025, 2024, and 2023, such awards were as follows:

Fiscal year	Number of shares issued	Weighted-average grant date fair value per share
2023	23,850	$65.01
2024	22,930	$69.78
2025	44,090	$36.29
The Company received no proceeds from the issuance of these shares.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated other comprehensive (loss) income consisted of the following:

(dollars in thousands)	Pension liability adjustments(*)	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2022	$(7,181)	$1,669	$(28,826)	$(34,338)
Fiscal year 2023 change	160	(330)	10,593	10,423
Balance at December 30, 2023	(7,021)	1,339	(18,233)	(23,915)
Fiscal year 2024 change	2,000	(274)	(21,489)	(19,763)
Balance at December 28, 2024	(5,021)	1,065	(39,722)	(43,678)
Fiscal year 2025 change	5,021	1	14,294	19,317
Balance at January 3, 2026	$—	$1,066	$(25,428)	$(24,361)
(*)Includes reclassification adjustments for deferred losses on pension obligations of $4.1 million (net of income taxes of $1.3 million) and $0.7 million (net of income taxes of $0.2 million) for fiscal years 2025 and 2024, respectively, related to the settlement of the pension plan.
As of December 28, 2024, the cumulative tax effects of pension liability adjustments were $1.6 million. As of both January 3, 2026 and December 28, 2024, the cumulative tax effects of post-retirement liability adjustments were $0.3 million.
For the fiscal years ended January 3, 2026 and December 28, 2024, amounts reclassified from Accumulated other comprehensive loss to the consolidated statements of operations consisted of pension plan settlements and the amortization of actuarial gains and losses related to the Company’s defined benefit pension plan and defined benefit post-retirement plans. The amortization of actuarial gains and losses amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year.
Pension Plan Settlements
In fiscal 2025, the Company substantially completed the process of settling its pension obligations under the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”). In August 2025, the pension plan used existing pension plan assets to purchase non-participating annuity contracts from an insurance company and to make single-sum payments to certain plan participants, thereby settling its existing pension benefit obligations. In the first quarter of fiscal 2026, the Company distributed the surplus plan assets, net of final plan expenses and adjustments, in accordance with the terms of the plan and regulatory requirements.
As a result of the settlement, the Company remeasured the funded status of the pension plan as of August 31, 2025. In fiscal 2025, a gain on pension obligations of $0.9 million (net of income taxes of $0.3 million) was recognized in Accumulated other comprehensive (loss) income related to this remeasurement. Additionally, in fiscal 2025, $4.1 million of deferred losses on pension obligations (net of income taxes of $1.3 million ) were reclassified from Accumulated other comprehensive loss to Pension plan settlement within the consolidated statement of operations in connection with the settlement of the pension plan. For additional information, refer to Note 17, Employee Benefit Plans, to the consolidated financial statements.
In fiscal 2024, the Company made single-sum payments to certain participants in the pension plan, thereby reducing its pension benefit obligations. As a result of the single-sum payout, the Company remeasured the funded status of the pension plan as of August 31, 2024. In fiscal 2024, a gain on pension obligations of $1.5 million (net of income taxes of $0.5 million ) was recognized in Accumulated other comprehensive (loss) income related to this remeasurement. Additionally, in fiscal 2024, $0.7 million of deferred losses on pension obligations (net of income taxes of $0.2 million ) were reclassified from Accumulated other comprehensive loss to Pension plan settlement within the consolidated statement of operations related to the partial settlement of the pension plan.
NOTE 14 – FAIR VALUE MEASUREMENTS
Investments
In support of The William Carter Company Deferred Compensation Plan (the “ Deferred Compensation Plan”), the Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participant’s investment return on employee deferrals of compensation. These investments are held in an irrevocable Rabbi Trust established to fund the Company’s obligations under the Deferred Compensation Plan. The Rabbi Trust investments are restricted in their use to meet funding obligations to Plan participants.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of fiscal 2025, the Board approved the termination of the Deferred Compensation Plan, effective as of September 30, 2025. See Note 17, Employee Benefit Plans, for additional information regarding the Deferred Compensation Plan termination and expected settlement. In connection with the Deferred Compensation Plan’s termination, the Company expects to liquidate the Rabbi Trust investments to fund the settlement of the related Deferred Compensation Plan obligations, with final settlement expected to occur in the fourth quarter of fiscal 2026.
All of the marketable securities are included in Prepaid expenses and other current assets on the accompanying consolidated balance sheets as of January 3, 2026, and their aggregate fair value was $21.7 million. As of December 28, 2024, the aggregate fair value of the Rabbi Trust investments was $19.5 million and was included in Other assets. The change in classification reflects the Company’s expectation to liquidate the Rabbi Trust investments to fund the settlement of Deferred Compensation Plan obligations in the fourth quarter of fiscal 2026.
These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $2.2 million in each of fiscal years 2025 and 2024. These amounts are included in Other (income) expense, net on the Company’s consolidated statement of operations.
The fair value of the Company’s pension plan assets, by asset category, are disclosed in Note 17, Employee Benefits Plans, to the consolidated financial statements.
Borrowings
As of January 3, 2026, the Company had no outstanding borrowings under its ABL facility.
The fair value of the Company’s senior notes was $592.9 million and $494.4 million at January 3, 2026 and December 28, 2024, respectively. The fair value of these senior notes was estimated using observable market inputs, which incorporates quoted market prices of comparable borrowings, the Company’s credit risk, and current market conditions, and is therefore within Level 2 of the fair value hierarchy. The senior notes had a notional value and carrying value (gross of debt issuance costs) of $575.0 million and $500.0 million as of January 3, 2026 and December 28, 2024, respectively.
Goodwill, Intangible, and Other Long-Lived Assets
Some assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill, indefinite-lived intangible assets, and other long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. Our impairment testing of goodwill and indefinite-lived intangible tradename assets discussed below utilized significant unobservable inputs to determine fair value, and is therefore within Level 3 of the fair value hierarchy.
In the fourth quarter of fiscal 2025, the Company performed an annual quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of January 3, 2026. The goodwill impairment assessments were performed in accordance with ASC 350. Refer to Note 2, Summary of Significant Accounting Policies for additional discussion on the Company’s goodwill and indefinite-lived tradename asset impairment testing. Additionally, refer to Note 6, Goodwill and Other Intangible Assets for discussion of interim impairment testing performed during the year in response to triggering events.
Based upon these annual assessments, there were no impairments on the value of goodwill or indefinite-lived intangible tradename assets. The annual assessment indicated that the fair value of assets for the U.S. Wholesale, U.S. Retail and Other International reporting units exceeded its carrying values by at least 25%. The fair value of assets for the Canada reporting unit exceeded its carrying value by approximately 8%. Additionally, the annual assessment indicated that the fair value of indefinite-lived tradename assets exceeded its carrying values by at least 35%.
In fiscal 2024, the Company performed an annual quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets as of December 28, 2024. Based on these assessments, a non-cash pre-tax impairment charge of $30.0 million was recorded during the fourth quarter of fiscal 2024 on our indefinite-lived OshKosh tradename asset to write-down the carrying value to $40.0 million. This impairment charge was the result of decreased actual and projected sales and profitability for our OshKosh brand.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Current tax provision:
Federal	$10,719	$33,397	$47,643
State	2,362	7,422	8,943
Foreign	9,119	10,903	13,756
Total current provision	$22,200	$51,722	$70,342

Deferred tax (benefit) provision:
Federal	$(16)	$(3,965)	$(148)
State	(444)	(25)	(512)
Foreign	298	(2,432)	60
Total deferred benefit	(162)	(6,422)	(600)
Total provision	$22,038	$45,300	$69,742
The foreign portion of the tax provision substantially relates to the Company’s international operations in Canada, Hong Kong and Mexico, in addition to foreign tax withholdings related to the Company’s foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current U.S. tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to $75.9 million. Unrecognized deferred tax liability related to undistributed earnings from the Company’s subsidiaries in Canada and Mexico is estimated to be approximately $3 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The Company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period in which additional tax is due.
The components of income before income taxes were as follows:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Domestic	$48,915	$167,741	$240,627
Foreign	64,919	63,068	61,615
Total	$113,834	$230,809	$302,242

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Rate Reconciliation
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Fiscal year ended
	January 3, 2026
(dollars in thousands)%			$
Statutory federal income tax rate	21.0%		$23,902
State income taxes, net of federal income tax benefit(*)	1.7%		1,905
Impact of foreign operations
Hong Kong
Statutory tax rate difference between Hong Kong and U.S.	(2.5)%		(2,799)
Income excluded from Hong Kong tax base	(4.7)%		(5,309)
Mexico
Statutory tax rate difference between Mexico and U.S.	(0.3)%		(377)
Impact related to foreign currency	1.9%		2,201
Other	0.6%		644
Canada
Statutory tax rate difference between Canada and U.S.	0.4%		431
Withholding tax	1.1%		1,287
Other countries	0.3%		220
Impact of changes in cross border tax laws
Global intangible low-taxed income (“GILTI”)	0.4%		500
Foreign-derived intangible income (“FDII”)	(2.0)%		(2,247)
Tax credits
Foreign tax credits	(1.7)%		(1,916)
Other tax credits	(0.3)%	—	(400)
Changes in unrecognized tax benefits	(0.5)%		(557)
Nontaxable or nondeductible items
Share-based payment awards	2.7%		3,030
Non-deductible officer’s compensation	1.4%		1,596
Other adjustments	(0.1)%		(73)
Total	19.4%		$22,038
(*)State tax expense primarily relates to California, New York, New Jersey, and Illinois.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Fiscal year ended
	December 28, 2024	December 30, 2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.9%	3.0%
Impact of foreign operations	(3.4)%	(0.8)%
Settlement of uncertain tax positions	(0.5)%	(0.6)%
Other	(0.4)%	0.5%
Total	19.6%	23.1%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to U.S. federal income tax examinations for years prior to fiscal 2022.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes Paid
The components of cash income taxes paid (net of refunds) were as follows:

Fiscal year ended
(dollars in thousands)	January 3, 2026
U.S. federal	$20,639
U.S. state and local(*)	3,773
Foreign:
Hong Kong	5,813
Canada	5,134
Mexico	1,975
Other	255
Total	$37,589
(*)State taxes paid primarily relate to California, New York, Texas, and New Jersey.
Deferred Taxes
The following table reflects the Company’s calculation of the components of deferred tax assets and liabilities as of January 3, 2026 and December 28, 2024.

(dollars in thousands)	January 3, 2026	December 28, 2024
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,986	$4,321
Inventory	12,828	12,408
Accrued liabilities	9,792	8,810
Equity-based compensation	2,401	3,886
Deferred employee benefits	3,105	3,062
Leasing liabilities	133,157	128,904
Other	4,778	5,078
Total deferred tax assets	171,047	166,469

Deferred tax liabilities:
Depreciation	(18,872)	(19,060)
Leasing assets	(120,285)	(115,419)
Tradenames and licensing agreements	(63,546)	(63,144)
Other	(2,843)	(2,712)
Total deferred tax liabilities	(205,546)	(200,335)

Net deferred tax liability	$(34,499)	$(33,866)
Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	January 3, 2026	December 28, 2024
	Assets (Liabilities)
Deferred tax assets	$4,881	$4,344
Deferred tax liabilities	(39,380)	(38,210)
Net deferred tax liability	$(34,499)	$(33,866)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 31, 2022	$7,093
Additions based on tax positions related to fiscal 2023	1,545
Additions for prior year tax positions	—
Reductions for lapse of statute of limitations	(2,373)
Balance at December 30, 2023	$6,265
Additions based on tax positions related to fiscal 2024	1,500
Additions for prior year tax positions	—
Reductions for lapse of statute of limitations	(1,255)
Balance at December 28, 2024	$6,510
Additions based on tax positions related to fiscal 2025	750
Additions for prior year tax positions	200
Reductions for lapse of statute of limitations	(1,277)
Balance at January 3, 2026	$6,183
As of January 3, 2026, the Company had gross unrecognized tax benefits of $6.2 million, of which $5.3 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2025, fiscal 2024, and fiscal 2023, expense recorded on uncertain tax positions was not material. The Company had accrued interest on uncertain tax positions of $1.5 million and $1.6 million as of January 3, 2026 and December 28, 2024, respectively.
NOTE 16 – EARNINGS PER SHARE

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,404,506	35,524,378	36,589,922
Dilutive effect of equity awards	414	1,238	3,344
Diluted number of common and common equivalent shares outstanding	35,404,920	35,525,616	36,593,266
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$91,796	$185,509	$232,500
Income allocated to participating securities	(2,306)	(3,679)	(4,285)
Net income available to common shareholders	$89,490	$181,830	$228,215
Basic net income per common share	$2.53	$5.12	$6.24

Diluted net income per common share:
Net income	$91,796	$185,509	$232,500
Income allocated to participating securities	(2,306)	(3,679)	(4,285)
Net income available to common shareholders	$89,490	$181,830	$228,215
Diluted net income per common share	$2.53	$5.12	$6.24

Anti-dilutive shares excluded from dilutive net income per share calculations (*)	261,468	422,865	477,373
(*)The anti-dilutive shares excluded from diluted net income per common share primarily relate to out-of-the-money stock options.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
OshKosh B’Gosh Pension Plan
Pension Plan Settlement
In fiscal 2024, the Board authorized the termination of the pension plan, with an effective date of November 30, 2024, through single-sum distributions and the purchase of annuity contracts. During the third quarter of fiscal 2025, the Company substantially completed the process of settling its pension obligations under the pension plan. In August 2025, the pension plan used existing pension plan assets to purchase non-participating annuity contracts from an insurance company and to make single-sum payments to certain plan participants, thereby settling its existing pension benefit obligations. In the first quarter of fiscal 2026, the Company distributed the surplus plan assets, net of final plan expenses and adjustments, in accordance with the terms of the plan and regulatory requirements.
These settlement transactions had no cash impact on the Company (as they were funded by pension plan assets) but did result in a non-cash pre-tax pension settlement charge of $8.8 million in fiscal 2025, recorded within Pension plan settlement on the Company’s consolidated statement of operations. The charge reflects the recognition of $5.4 million of deferred losses associated with its pension obligations, which were released from Accumulated other comprehensive income, and a $3.4 million charge related to the recognition of prior service cost in connection with the settlement and subsequent distribution of surplus plan assets in the first quarter of fiscal 2026.
During the third quarter of fiscal 2024, the pension plan made lump sum payments to certain participants, thereby reducing its pension benefit obligations. The transaction had no cash impact on the Company but did result in a non-cash pre-tax partial

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pension settlement charge of $0.9 million, which is included in Pension plan settlement on the Company’s consolidated statement of operations.
Funded Status
The retirement benefits under the pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the period ended	Fiscal year ended
(dollars in thousands)	August 31, 2025(*)	December 28, 2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$43,077	$54,785
Interest cost	1,519	2,401
Actuarial gain	(1,010)	(4,202)
Benefits paid	(2,059)	(3,021)
Settlements	(41,527)	(6,886)
Amendment to distribute excess assets to participants	3,381	—
Projected benefit obligation at end of period	$3,381	$43,077

Change in plan assets:
Fair value of plan assets at beginning of year	$45,549	$55,959
Actual return on plan assets	1,418	(503)
Benefits paid	(2,059)	(3,021)
Effect of settlement	(41,527)	(6,886)
Fair value of plan assets at end of period	$3,381	$45,549

Funded status	$—	$2,472
(*)Reconciliation is presented based on a measurement date of August 31, 2025. Since the pension plan was effectively settled, the Company did not remeasure the projected benefit obligation as of January 3, 2026.
As of January 3, 2026, the remaining benefit obligation for the pension plan was fully offset by surplus plan assets. In the first quarter of fiscal 2026, the Company distributed these surplus plan assets, net of final plan expenses and adjustments, in accordance with the terms of the plan and regulatory requirements. The accumulated benefit obligation was equal to the projected benefit obligation as of December 28, 2024 because the plan was frozen. As of December 28, 2024, the plan’s net funded status was an asset and was included in Other assets in the Company’s consolidated balance sheet.
The actuarial gain in fiscal 2025 was primarily attributable to the settlement of benefit obligations. The actuarial gain in fiscal 2024 was primarily attributable to increased discount rates and the settlement of obligations for participants electing to receive single-sum distributions from the pension plan.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	Fiscal year ended
(dollars in thousands)	January 3, 2026	December 28, 2024	December 30, 2023
Recognized in the statement of operations:
Interest cost	$1,519	$2,401	$2,617
Expected return on plan assets	(1,318)	(2,176)	(2,372)
Amortization of net loss(*)	76	148	189
Pension plan settlement charge(*)	8,777	949	—
Net periodic pension cost	$9,054	$1,322	$434

Changes recognized in other comprehensive income:
Net gain arising during the fiscal year	$(1,109)	$(1,523)	$(21)
Prior service cost	3,381	—	—
Amortization of net loss(*)	(76)	(148)	(189)
Pension plan settlement charge(*)	(8,777)	(949)	—
Total changes recognized in other comprehensive income	$(6,581)	$(2,620)	$(210)
Total net periodic pension cost (benefit) and changes recognized in other comprehensive income	$2,473	$(1,298)	$224
(*)Represents pre-tax amounts reclassified from Accumulated other comprehensive loss into the statement of operations, including amounts recognized as a result of the pension plan settlement.
Assumptions
The actuarial assumptions used in determining the benefit obligation and net periodic pension cost for our pension plan are presented in the following table:

Benefit obligation(1)	2025	2024
Discount rate(1)	n/a	5.50%

Net periodic pension cost(2)	2025	2024	2023
Discount rate	5.50%	4.75%	5.00%
Expected long-term rate of return on plan assets	5.50%	4.75%	5.00%
(1)As of January 3, 2026, the remaining benefit obligation relates solely to surplus plan assets, which were distributed in the first quarter of fiscal 2026.
(2)Net periodic pension cost for fiscal 2025 reflects assumptions applied through the settlement date (August 31, 2025).
The discount rates used at December 28, 2024, and December 30, 2023 were determined with consideration given to the FTSE Pension Liability Index and the Bloomberg US Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believed these indexes reflected a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption was equal to the assumed discount rate.
Plan Assets
As of January 3, 2026, the fair value of the surplus plan assets were $2.8 million and were held in cash and cash equivalents (Level 1). These surplus assets, net of final plan expenses and adjustments, were distributed in the first quarter of fiscal 2026 in accordance with the terms of the plan and regulatory requirements. As of December 28, 2024, the fair value of pension plan assets were $45.5 million and were held in fixed income securities, including U.S. Treasuries and corporate bonds of companies from diverse industries (Level 1).
Post-retirement Life and Medical Plan
The Company maintains a post-retirement life and medical plan that is frozen to a closed group of retirees and employees hired before July 1, 1991 (and their spouses). Employee contributions are required as a condition of participation for medical benefits and the Company’s liabilities are net of these expected employee contributions. The effects on the Company’s plan of all future

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company’s future financial results. The Company does not pre-fund the plan and, as a result, there are no plan assets.
Net periodic post-retirement benefit was $0.2 million, $0.3 million, and $0.3 million for fiscal years 2025, 2024, and 2023, respectively. The accumulated post-retirement benefit obligation (“APBO”) was $1.1 million and $1.5 million as of January 3, 2026 and December 28, 2024, respectively. $1.0 million and $1.3 million of the APBO as of January 3, 2026 and December 28, 2024, respectively, were classified as Other long-term liabilities in the Company’s consolidated balance sheets. The Company’s expected future contributions and benefit payments are not expected to be material.
Deferred Compensation Plan
During the third quarter of fiscal 2025, the Board approved the termination of The William Carter Company Deferred Compensation Plan (the “Deferred Compensation Plan”), effective as of September 30, 2025 (the “Termination Date”). In connection with the termination, all participants will receive a single lump-sum distribution of their account balances on a final payment date, expected to occur in the fourth quarter of fiscal 2026. Until the final payment date, the Deferred Compensation Plan will continue to operate in the ordinary course. This includes maintaining investment allocations and processing scheduled distributions; however, all employee contributions ceased as of the Termination Date.
The Deferred Compensation Plan permitted eligible employees to defer salary and incentive compensation in accordance with the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity, debt, and real estate mutual funds. Deferred compensation plan liabilities are recognized in Other current liabilities on the Company’s consolidated balance sheets. Changes in the balance, excluding those related to contributions or payments, are included in Other expense (income), net on the Company’s consolidated statement of operations. The Company invests comparable amounts in marketable securities to approximate the participants’ return on selected investment options.
Defined Contribution Plan
The Company sponsors defined contribution savings plans in several countries, including the U.S. The U.S. plan, which represents the substantial majority of related expense, covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, have worked a minimum of one thousand hours within the first year of employment or during any subsequent calendar year or worked for five hundred hours in 2 consecutive 12-month periods.
Under the U.S. plan, the Company previously provided a discretionary employer match of employee contributions. The Company’s expense for the U.S. defined contribution savings plan totaled $9.5 million, $8.6 million, and $8.1 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. Effective beginning in fiscal 2026, the Company amended its U.S. defined contribution savings plan to replace the discretionary employer contribution with an employer matching contribution calculated and paid each pay period.
NOTE 18 – ORGANIZATIONAL RESTRUCTURING
In the third quarter of fiscal 2025, the Company initiated an organizational restructuring of its offices-based workforce to right-size its cost structure and improve future profitability. In connection with this restructuring, the Company recorded charges of $9.8 million in Selling, general and administrative expenses, primarily related to severance and other termination benefits. As of January 3, 2026, the Company had an accrual of $8.8 million related to these actions recorded in Other current liabilities on the consolidated balance sheets. The Company expects to pay substantially all of the remaining severance and other termination benefits during the first two quarters of fiscal 2026.
NOTE 19 – SEGMENT INFORMATION
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In fiscal 2024, the Company changed its measure of segment profitability to segment operating income, which excludes the charges mentioned above to better align with management’s assessment of segment performance and to provide better insights into segment performance.
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
Segment operating income includes the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.
Segment Performance
The tables below present certain segment information for our reportable segments for the periods indicated:

	Fiscal year ended January 3, 2026 (53 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$1,466,128	$1,001,338	$430,960	$2,898,426
Cost of goods sold(1)	626,821	731,893	225,076	1,583,790
Selling expenses(2)	524,955	9,598	109,538	644,091
Distribution expenses(3)	93,949	62,268	25,707	181,924
Other segment items(4)	148,026	37,115	35,688	220,829
Segment operating income	$72,377	$160,464	$34,951	$267,792
(1)Refer to Note 2, Summary of Significant Accounting Policies, for additional information on the components of Cost of goods sold.
(2)Selling expenses include the costs of operating our retail stores and eCommerce channels, as well as wholesale sales management costs.
(3)Distribution expenses include payments to third-party shippers and handling costs to process product through the Company’s distribution facilities, including eCommerce fulfillment costs, and delivery of product to wholesale customers and to our retail stores.
(4)Other segment items include royalty income and overhead costs that are attributable to our reportable segments and include allocated accounting, finance, human resources, and information technology expenses, occupancy costs, and other benefit and compensation programs, including performance-based compensation.

	Fiscal year ended December 28, 2024 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$1,417,108	$1,021,396	$405,598	$2,844,102
Cost of goods sold	567,435	705,550	205,951	1,478,936
Selling expenses	489,481	9,591	103,566	602,638
Distribution expenses	89,368	62,875	24,607	176,850
Other segment items	137,898	26,400	32,504	196,802
Segment operating income	$132,926	$216,980	$38,970	$388,876

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended December 30, 2023 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$1,501,780	$1,014,584	$429,230	$2,945,594
Cost of goods sold	602,152	717,936	229,571	1,549,659
Selling expenses	506,709	8,363	95,155	610,227
Distribution expenses	95,354	63,188	24,903	183,445
Other segment items	106,923	26,152	34,470	167,545
Segment operating income	$190,642	$198,945	$45,131	$434,718
The table below presents a reconciliation of reportable segment operating income to Income before income taxes:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Total segment operating income	$267,792	$388,876	$434,718
Items not included in segment operating income:
Unallocated corporate expenses(1)	(91,801)	(102,326)	(106,901)
Operating model improvement costs(2)	(14,182)	—	—
Organizational restructuring(3)	(9,807)	(1,822)	(4,412)
Leadership transition costs(4)	(8,069)	—	—
OshKosh tradename impairment charge	—	(30,000)	—
Consolidated operating income	$143,933	$254,728	$323,405
Interest expense	34,227	31,331	33,973
Interest income	(13,474)	(11,039)	(4,776)
Other (income) expense, net	(1,086)	2,678	(8,034)
Pension plan settlement(5)	8,777	949	—
Loss on extinguishment of debt(6)	1,655	—	—
Income before income taxes	$113,834	$230,809	$302,242
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
(3)Primarily related to charges for severance and other termination benefits as a result of organizational restructuring in fiscal years end January 3, 2026, and December 28, 2024, as well as organizational restructuring and related corporate office lease amendment actions in the fiscal year ended December 30, 2023.
(4)Related to costs associated with the transition of our former CEO, including accelerated vesting of outstanding time-based restricted stock awards, executive recruiting costs, and other related costs.
(5)Pension plan settlement charges for fiscal 2024 have been reclassified to the Pension plan settlement line item. These charges were previously included in Other expense (income), net.
(6)Related to charges associated with the redemption of the $500 million aggregate principal amount of senior notes due 2027 and the refinancing of our secured revolving credit facility.
Additional Data by Segment
The tables below present additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
U.S. Wholesale	$8,276	$8,749	$10,958
U.S. Retail	34,864	35,562	38,710
International	10,373	11,413	11,758
Unallocated corporate	1,750	2,202	2,713
Total	55,263	57,926	64,139

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

	January 3, 2026	December 28, 2024
Inventory:
U.S. Wholesale(*)	$397,027	$374,610
U.S. Retail	70,763	59,868
International	76,834	67,854
Total inventory	$544,624	$502,332

All other assets	2,020,846	1,930,835
Total assets	$2,565,470	$2,433,167
(*)U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
Net Sales
The table below represents consolidated net sales by product:

	Fiscal year ended
	January 3, 2026	December 28, 2024	December 30, 2023
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Baby	$1,260,611	$1,139,129	$1,098,304
Playclothes	914,690	948,602	992,726
Sleepwear	351,588	373,373	411,678
Other(*)	371,537	382,998	442,886
Total net sales	$2,898,426	$2,844,102	$2,945,594
(*)Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.
Geographical Data
Revenue
The Company’s international sales principally represent sales to customers in Canada. Such sales were 59.5%, 61.3%, and 61.5% of total international net sales in fiscal 2025, 2024, and 2023, respectively.
Long-Lived Assets
The following represents Property, plant, and equipment, net, and Operating lease assets by geographic area:

(dollars in thousands)	January 3, 2026	December 28, 2024
United States	$622,078	$614,751
International	156,035	143,338
Total	$778,113	$758,089
Long-lived assets in the international segment primarily relate to Canada. Long-lived assets in Canada were 49.5% and 53.8% of total international long-lived assets as of January 3, 2026 and December 28, 2024, respectively.
Major Customers
Our two largest U.S. wholesale customers accounted for 11.0% and 10.3%, respectively, of consolidated net sales in fiscal 2025. Our two largest U.S. wholesale customer accounted for 10.9% and 10.1%, respectively, of consolidated net sales in fiscal 2024. Our largest U.S. wholesale customer accounted for 10.4% of consolidated net sales in fiscal 2023.
NOTE 20 – RELATED PARTY TRANSACTIONS
In August 2025, the Company appointed Emily D. Evert to its executive leadership team as Chief Strategy Officer. Prior to joining the Company, Ms. Evert was a managing director and partner at The Boston Consulting Group, Inc. (“BCG”).
The Company engaged BCG to provide general consulting services in fiscal 2024 and to support operating model improvement initiatives in fiscal 2025. Aggregate fees paid to BCG were approximately $14.8 million and $4.9 million in fiscal 2025 and

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal 2024, respectively. As of January 3, 2026, the Company had no outstanding payables to BCG related to these engagements. As of December 28, 2024, outstanding payables to BCG related to these engagements were $0.1 million.
BCG is considered a related party as a result of Ms. Evert’s employment with the Company. These arrangements were entered into with BCG prior to Ms. Evert’s joining the Company and the engagements with BCG were entered into on terms Management believes to be consistent with those negotiated in an arm’s-length transaction with an unrelated third party.
NOTE 21 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
The Company’s contractual obligations and commitments include obligations associated with leases, the ABL facility, senior notes, and employee benefit plans. For additional information, see Note 5, Leases, Note 10, Long-term Debt, and Note 17, Employee Benefit Plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of January 3, 2026.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, the persons serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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
Management, including the persons serving as our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 3, 2026.
The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 3, 2026 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter’s, Inc.’s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended January 3, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference from the sections titled “DELINQUENT SECTION 16 REPORTS” and “AUDIT COMMITTEE REPORT’’ in the definitive proxy statement relating to the Annual Meeting of Shareholders of Carter’s, Inc. expected to be held on May 13, 2026. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	129,571	$100.51	1,336,742
Equity compensation plans not approved by security holders	—	—	—
Total	129,571	$100.51	1,336,742
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated by reference from the section titled “PROPOSAL NUMBER FOUR: RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the definitive proxy statement referenced above in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(B)	Exhibits:
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	November 13, 2025
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated September 24, 2025	8-A	3.1	September 24, 2025
4.1	Specimen Certificate of Common Stock	S-1/A	4.1	October 10, 2003
4.3	Description of Securities				x
4.4	Stockholder Rights Agreement, dated as of September 22, 2025, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	4.1	September 24, 2025
4.5	Indenture, dated November 13, 2025, by and among The William Carter Company, certain guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	November 13, 2025
4.6	Form of 7.375% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	November 13, 2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
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
		10-Q	10.1	July 26, 2014
10.2 *	Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers	10-Q	10.2	October 29, 2015
10.3 *	Amended and Restated Equity Incentive Plan (Effective May 17, 2018)	DEF 14A	Appendix B	April 4, 2018
10.4 *	Amended and Restated Equity Incentive Plan (Effective February 15, 2024)	8-K	10.1	February 16, 2024
10.5 *	Amended and Restated Annual Incentive Compensation Plan	DEF 14A	Appendix C	March 31, 2016
10.6 *	The William Carter Company Severance Plan, amended and restated effective January 1, 2020	10-K	10.5	February 24, 2020
10.7 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010	10-K	10.20	March 2, 2011
10.8 *	Form of Restricted Stock Award Agreement (Time Vesting) (2023 Awards)	10-Q	10.1	April 28, 2023
10.9 *	Form of Performance-Based Restricted Stock Agreement (2023 Awards)	10-Q	10.2	April 28, 2023
10.10 *	Consulting Agreement, effective March 1, 2024, between The William Carter Company and Brian J. Lynch	10-K	10.10	February 27, 2024
10.11 *	Form of Restricted Stock Award Agreement (2024 Awards)	10-Q	10.1	April 26, 2024
10.12 *	Form of rTSR Performance-Based Restricted Stock Award Agreement (2024 Awards)	10-Q	10.2	April 26, 2024
10.13 *	Form of Company Performance-Based Restricted Stock Award Agreement (2024 Awards)	10-Q	10.3	April 26, 2024

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
10.14	Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-Q	10.21	April 27, 2012
10.15	First Amendment to Lease Agreement dated December 4, 2013, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-K	10.12	February 27, 2024
10.16	Second Amendment to Lease Agreement dated December 17, 2014, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (Braselton Distribution Center)	10-K	10.13	February 27, 2024
10.17	Lease Agreement dated December 14, 2012, between The William Carter Company and Phipps Tower Associates, LLC	8-K	10.1	December 14, 2012
10.18	First Amendment to Lease Agreement dated February 28, 2013, between The William Carter Company and Phipps Tower Associates, LLC	10-K	10.15	February 27, 2024
10.19	Second Amendment to Lease Agreement dated June 17, 2013, between The William Carter Company and Phipps Tower Associates, LLC	10-Q	10.19	October 24, 2013
10.20	Third Amendment to Lease Agreement dated August 31, 2016, between The William Carter Company and John Hancock Life Insurance Company (U.S.A.)	10-K	10.17	February 27, 2024
10.21	Fourth Amendment to Lease Agreement dated December 1, 2021, between The William Carter Company and Hancock S-REIT ATL Phipps LLC	10-K	10.18	February 27, 2024
10.22	Fifth Amendment to Lease Agreement dated February 9, 2023, between The William Carter Company and Hancock S-REIT ATL Phipps LLC	10-K	10.19	February 27, 2024
10.23 *	Retirement Agreement and Release dated February 20, 2025, between The William Carter Company and Michael D. Casey	10-K	10.23	February 25, 2025
10.24 *	Offer Letter dated March 21, 2025	8-K	10.1	March 26, 2025
10.25 *	Form of Restricted Stock Award Agreement (2025 awards).	10-Q	10.1	April 25, 2025
10.26 *	Form of Restricted Stock Award Agreement — Quarterly Stock Awards to Richard F. Westenberger	10-Q	10.2	April 25, 2025
10.27 *	Share Price Hurdle Restricted Stock Award Agreement with Douglas C. Palladini	10-Q	10.3	April 25, 2025
10.28 *	Separation Agreement effective September 3, 2025, between The William Carter Company and Kendra D. Krugman	10-Q	10.1	October 27, 2025
10.29	Credit Agreement, dated as of November 17, 2025, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto	8-K	10.1	November 18, 2025
19.1 ***	Carter’s, Inc. Amended and Restated Insider Trading Policy				x
21	Subsidiaries of Carter’s, Inc.				x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm.				x
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				x
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				x
32 * *	Section 1350 Certification.				x
97.1	Carter’s, Inc. Clawback Policy Adopted on August 4, 2023	10-K	97.1	February 27, 2024
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x
104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL				x
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

CARTER’S, INC.

/s/ DOUGLAS C. PALLADINI
Douglas C. Palladini
Chief Executive Officer & President

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DOUGLAS C. PALLADINI	Chief Executive Officer & President	February 27, 2026
Douglas C. Palladini	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Chief Financial Officer & Chief Operating Officer	February 27, 2026
Richard F. Westenberger	(Principal Financial & Accounting Officer)

/s/ WILLIAM J. MONTGORIS	Non-Executive Chairman & Director	February 27, 2026
William J. Montgoris

/s/ ROCHESTER (ROCK) ANDERSON, JR.	Director	February 27, 2026
Rochester (Rock) Anderson, Jr.

/s/ JEFFREY H. BLACK	Director	February 27, 2026
Jeffrey H. Black

/s/ HALI BORENSTEIN	Director	February 27, 2026
Hali Borenstein

/s/ LUIS A. BORGEN	Director	February 27, 2026
Luis A. Borgen

/s/ JEVIN S. EAGLE	Director	February 27, 2026
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 27, 2026
Mark P. Hipp

/s/ STACEY S. RAUCH	Director	February 27, 2026
Stacey S. Rauch

/s/ GRETCHEN W. SCHAR	Director	February 27, 2026
Gretchen W. Schar

/s/ STEPHANIE P. STAHL	Director	February 27, 2026
Stephanie P. Stahl