Form 10-Q
period 2026-07-04
CARTERS INC
filed 2026-07-31
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 4, 2026
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
As of July 24, 2026, there were 36,711,185 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of July 4, 2026, January 3, 2026 and June 28, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended July 4, 2026 and June 28, 2025	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended July 4, 2026 and June 28, 2025	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the fiscal quarters ended July 4, 2026, April 4, 2026, June 28, 2025, and March 29, 2025	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended July 4, 2026 and June 28, 2025	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	36

Part II. Other Information

Item 1	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults upon Senior Securities	38
Item 4	Mine Safety Disclosures	38
Item 5	Other Information	38
Item 6	Exhibits	39

Signatures		40

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	July 4, 2026	January 3, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$653,571	$487,075	$338,183
Accounts receivable, net of allowance for credit losses of $7,898, $7,587, and $6,340, respectively	167,852	178,566	140,352
Finished goods inventories, net of inventory reserves of $11,613, $8,897, and $10,284, respectively	577,737	544,624	619,074
Prepaid expenses and other current assets	73,357	60,508	60,612
Total current assets	1,472,517	1,270,773	1,158,221
Property, plant, and equipment, net of accumulated depreciation of $585,801, $609,059, and $598,575, respectively	178,651	186,307	188,177
Operating lease assets	568,288	591,806	571,303
Tradenames, net	268,541	268,659	268,777
Goodwill	207,795	208,994	209,016
Customer relationships, net	18,377	20,128	21,854
Other assets	18,191	18,803	38,204
Total assets	$2,732,360	$2,565,470	$2,455,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,644	$235,700	$306,399
Current operating lease liabilities	132,717	136,488	124,002
Other current liabilities	139,862	133,809	95,270
Total current liabilities	596,223	505,997	525,671
Long-term debt, net	567,808	567,173	498,531
Deferred income taxes	42,620	39,380	42,290
Long-term operating lease liabilities	484,235	508,461	501,804
Other long-term liabilities	14,151	19,411	33,354
Total liabilities	$1,705,037	$1,640,422	$1,601,650

Commitments and contingencies - Note 15

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,711,901, 36,425,877, and 36,467,071 shares issued and outstanding, respectively	367	364	365
Additional paid-in capital	23,910	19,584	14,460
Accumulated other comprehensive loss	(27,349)	(24,361)	(32,817)
Retained earnings	1,030,395	929,461	871,894
Total shareholders’ equity	1,027,323	925,048	853,902
Total liabilities and shareholders’ equity	$2,732,360	$2,565,470	$2,455,552
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$615,490	$585,313	$1,296,603	$1,215,139
Cost of goods sold	202,891	303,553	590,131	642,289
Gross profit	412,599	281,760	706,472	572,850
Royalty income, net	3,362	3,249	7,981	8,580
Selling, general, and administrative expenses	276,135	280,965	546,184	551,284
Operating income	139,826	4,044	168,269	30,146
Interest expense	11,312	7,857	23,069	15,676
Interest income	(8,483)	(4,292)	(11,739)	(7,434)
Other expense (income), net	352	(1,224)	438	(1,148)
Income before income taxes	136,645	1,703	156,501	23,052
Income tax provision	31,687	1,257	37,207	7,067
Net income	$104,958	$446	$119,294	$15,985

Basic net income per common share	$2.87	$0.01	$3.26	$0.43
Diluted net income per common share	$2.87	$0.01	$3.26	$0.43
Dividend declared and paid per common share	$0.25	$0.25	$0.50	$1.05
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$104,958	$446	$119,294	$15,985
Other comprehensive (loss) income:
Reclassification related to settlement of Carter’s post-retirement life insurance arrangement, net of tax of $(135) for two fiscal quarters ended July 4, 2026	—	—	(435)	—
Foreign currency translation adjustments	(609)	10,249	(2,552)	10,861
Total other comprehensive (loss) income	$(609)	$10,249	$(2,987)	$10,861
Comprehensive income	$104,349	$10,695	$116,307	$26,846
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 3, 2026	36,425,877	$364	$19,584	$(24,361)	$929,461	$925,048
Withholdings from vesting of restricted stock	(79,985)	—	(3,012)	—	—	(3,012)
Restricted stock activity	504,225	5	(5)	—	—	—
Stock-based compensation expense	—	—	3,684	—	—	3,684
Dividends declared of $0.25 per common share	—	—	—	—	(9,220)	(9,220)
Comprehensive income	—	—	—	(2,379)	14,336	11,957
Balance at April 4, 2026	36,850,117	$369	$20,251	$(26,740)	$934,577	$928,457
Withholdings from vesting of restricted stock	(1,913)	—	(67)	—	—	(67)
Restricted stock activity	(136,303)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,689	—	—	3,689
Dividends declared of $0.25 per common share	—	—	—	—	(9,140)	(9,140)
Comprehensive income	—	—	—	(609)	104,958	104,349
Other	—	—	35	—	—	35
Balance at July 4, 2026	36,711,901	$367	$23,910	$(27,349)	$1,030,395	$1,027,323

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562
Withholdings from vesting of restricted stock	(93,538)	(1)	(4,221)	—	—	(4,222)
Restricted stock activity	288,657	3	(3)	—	—	—
Stock-based compensation expense	—	—	9,753	—	—	9,753
Dividends declared of $0.80 per common share	—	—	—	—	(28,999)	(28,999)
Comprehensive income	—	—	—	612	15,539	16,151
Balance at March 29, 2025	36,237,114	$362	$9,385	$(43,066)	$880,564	$847,245
Withholdings from vesting of restricted stock	(3,233)	—	(110)	—	—	(110)
Restricted stock activity	233,190	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,188	—	—	5,188
Dividends declared of $0.25 per common share	—	—	—	—	(9,116)	(9,116)
Comprehensive income	—	—	—	10,249	446	10,695
Balance at June 28, 2025	36,467,071	$365	$14,460	$(32,817)	$871,894	$853,902
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$119,294	$15,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	24,765	24,967
Amortization of intangible assets	1,883	1,846
Provision for excess and obsolete inventory, net	2,730	1,853
Amortization of debt issuance costs	1,142	832
Stock-based compensation expense	7,373	14,941
Unrealized foreign currency exchange loss (gain), net	159	(799)
Provision for doubtful accounts receivable from customers	318	1,182
Unrealized gain on investments	(1,223)	(474)
Deferred income taxes expense	3,813	3,549
Other operating items, net	(530)	(4)
Effect of changes in operating assets and liabilities:
Accounts receivable	10,533	54,068
Finished goods inventories	(37,313)	(114,014)
Prepaid expenses and other assets	(12,057)	(30,218)
Accounts payable and other liabilities	81,408	17,948
Net cash provided by (used in) operating activities	$202,295	$(8,338)

Cash flows from investing activities:
Capital expenditures	$(12,795)	$(26,546)
Net cash used in investing activities	$(12,795)	$(26,546)

Cash flows from financing activities:
Dividends paid	$(18,345)	$(38,115)
Withholdings from vesting of restricted stock	(3,079)	(4,332)
Other	—	(370)
Net cash used in financing activities	$(21,424)	$(42,817)

Net effect of exchange rate changes on cash and cash equivalents	(1,580)	2,958
Net increase (decrease) in cash and cash equivalents	$166,496	$(74,743)
Cash and cash equivalents, beginning of period	487,075	412,926
Cash and cash equivalents, end of period	$653,571	$338,183
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended July 4, 2026 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 2, 2027.
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
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2026 will end on January 2, 2027 and includes 52 weeks. Fiscal 2025 ended on January 3, 2026 and included 53 weeks. The fiscal quarters ended July 4, 2026 and June 28, 2025 each included 13 weeks.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies. During the first quarter of fiscal 2026, the Company began accounting for potential refunds of tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”) as gain contingencies, as described below.
IEEPA Tariff Recovery
During the first quarter of fiscal 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were unlawful. Following the April 20, 2026 launch of U.S. Customs and Border Protection’s Consolidated Administration and Processing of Entries (“CAPE”) process, the Company submitted claims seeking approximately $130 million of refunds of previously paid IEEPA tariffs through the CAPE system.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any recovery, when recognized, is reflected as a reduction of Cost of goods sold for amounts related to goods already sold, or as a reduction of inventory to the extent the related goods remain on hand.
During the second quarter of fiscal 2026, the Company received refund payments from U.S. Customs and Border Protection totaling approximately $132 million, including interest, in connection with various adjudicated claims, and the related recovery has been recognized. The Company recorded approximately $128 million of the recovery as a reduction of Cost of goods sold and $4 million in Interest income within our condensed consolidated statement of operations. As of July 4, 2026, the Company’s remaining unadjudicated IEEPA refund claims, which continue to be accounted for as gain contingencies, were approximately $2 million. Uncertainty remains regarding the timing, amount, and ultimate receipt of any further refunds, and accordingly no additional amounts have been recognized in the condensed consolidated financial statements for these remaining claims.
Goodwill and Tradename Assets
During the second quarter of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the Trump Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price at that time. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets in the second quarter of fiscal 2025, which resulted in no impairment. The Company did not identify any triggering events during the second quarter or first two quarters of fiscal 2026 that would require an interim quantitative impairment test.
Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses (ASU 2024-03)
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The ASU is intended to increase transparency and comparability of financial statements by requiring public business entities to disclose in the notes to the financial statements additional information about specified expense components included in certain expense captions presented on the face of the consolidated statement of operations. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the ASU for its fiscal 2027 annual reporting period using a prospective transition method. The Company does not expect adoption of ASU to have a material impact on amounts reported in its consolidated financial statements; however, adoption will require additional disclosures in the notes to the consolidated financial statements.
Internal-Use Software (ASU 2025-06)
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the accounting for internal-use software by removing the existing “software development stages” model and instead requiring capitalization of internal-use software costs when (1) management has authorized and committed to funding the project and (2) it is probable the project will be completed and the software will be used as intended. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.
NOTE 3 – REVENUE RECOGNITION
The Company generates revenue primarily from the sale of products to retail and wholesale customers and from royalties earned under licensing arrangements. Contracts with customers include written agreements as well as arrangements that are implied by customary business practices or law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) through its retail stores, eCommerce websites, and mobile app, and to other retailers and partners that in turn sell the products to their own customers (“wholesale channel”). The Company also earns royalties from certain of its licensees that sell products under the Company’s brands.
Disaggregated revenues from these sources were as follows:

	Fiscal quarter ended July 4, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$304,677	$—	$63,288	$367,965
Wholesale channel	—	215,552	31,973	247,525
	$304,677	$215,552	$95,261	$615,490

Royalty income, net	$753	$1,793	$816	$3,362

	Two fiscal quarters ended July 4, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$636,925	$—	$127,165	$764,090
Wholesale channel	—	466,959	65,554	532,513
	$636,925	$466,959	$192,719	$1,296,603

Royalty income, net	$2,194	$4,682	$1,105	$7,981

	Fiscal quarter ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$299,549	$—	$60,619	$360,168
Wholesale channel	—	192,998	32,147	225,145
	$299,549	$192,998	$92,766	$585,313

Royalty income, net	$407	$2,119	$723	$3,249

	Two fiscal quarters ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$593,980	$—	$114,442	$708,422
Wholesale channel	—	443,094	63,623	506,717
	$593,980	$443,094	$178,065	$1,215,139

Royalty income, net	$1,926	$5,441	$1,213	$8,580

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net were as follows:

(dollars in thousands)	July 4, 2026	January 3, 2026	June 28, 2025
Trade receivables from wholesale customers, net	$167,728	$174,566	$138,164
Royalties receivable	2,918	4,011	3,802
Other receivables(1)	9,010	11,705	7,479
Total gross receivables	$179,656	$190,282	$149,445
Less: Wholesale accounts receivable reserves(2)(3)	(11,804)	(11,716)	(9,093)
Accounts receivable, net	$167,852	$178,566	$140,352
(1)Includes receivables related to shipping volume rebates, healthcare-related rebates, amounts due from third-party gift card program partners, recoveries related to provisional anti-dumping duties in Mexico, and tax recoveries.
(2)Includes allowance for chargebacks of $3.9 million, $4.1 million, and $2.8 million for the periods ended July 4, 2026, January 3, 2026, and June 28, 2025, respectively.
(3)Includes allowance for credit losses of $7.9 million, $7.6 million, and $6.3 million for the periods ended July 4, 2026, January 3, 2026, and June 28, 2025, respectively.
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
Contract Liabilities
Total contract liabilities were as follows:

(dollars in thousands)	July 4, 2026	January 3, 2026	June 28, 2025
Contract liabilities - current:
Unredeemed gift cards	$25,795	$25,994	$24,998
Unredeemed customer loyalty rewards	1,851	2,372	1,587
Carter’s credit card - upfront bonus	—	—	357
Total contract liabilities - current	$27,646	$28,366	$26,942
Composition of Contract Liabilities
Unredeemed gift cards - represent obligations to transfer goods in the future to customers that have purchased gift cards. Gift card contract liabilities change due to the issuance and redemption of gift cards and the recognition of breakage on balances that are not expected to be redeemed. Although gift cards do not expire, all outstanding gift card balances are classified as current liabilities, as they are redeemable on demand by the cardholder. The majority of gift cards are redeemed within one year of issuance. During the second quarters of fiscal 2026 and fiscal 2025, the Company recognized revenue of $1.8 million and $1.9 million related to the gift card liability balance that existed at April 4, 2026 and March 29, 2025, respectively. Additionally, during the first two quarters of fiscal 2026 and fiscal 2025, the Company recognized revenue of $6.0 million and $5.5 million related to the gift card liability balance that existed at January 3, 2026 and December 28, 2024, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 – OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(dollars in thousands)	July 4, 2026	January 3, 2026	June 28, 2025
Income taxes payable(1)	$27,030	$635	$4,759
Accrued interest(2)	26,761	5,736	8,269
Unredeemed gift cards	25,795	25,994	24,998
Accrued employee benefits(3)	13,380	28,021	15,130
Accrued bonuses and incentive compensation	4,582	19,861	7,435
Accrued taxes	4,367	10,334	5,538
Accrued salaries and wages	4,281	4,236	12,333
Other(4)	33,666	38,992	16,808
Other current liabilities	$139,862	$133,809	$95,270
(1)Increase as of July 4, 2026 reflects incremental income taxes on the IEEPA tariff refunds received during the second quarter of fiscal 2026.
(2)Increase as of July 4, 2026 reflects the timing of interest payments on long-term debt.
(3)Includes accruals for severance and other termination benefits. See Note 13, Organizational Restructuring, for additional information.
(4)Amount as of July 4, 2026 and January 3, 2026 includes liabilities under the deferred compensation plan. See Note 10, Fair Value Measurements, for additional information.
NOTE 5 – SUPPLY CHAIN FINANCE PROGRAM
The Company has established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling receivables directly to the participating financial institutions at their discretion. As of July 4, 2026, the SCF program has a $70.0 million revolving capacity. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program and has no economic interest in the supplier’s decision to sell a receivable. Payment terms for most of our suppliers are 60 days, regardless of participation in the SCF program. The Company settles obligations with the participating financial institutions in accordance with the original invoice due dates, and participation in the SCF program does not extend the Company’s payment terms. The Company does not provide any guarantees in connection with the SCF program and does not pledge collateral under the program.
The Company’s liability related to amounts payable to participating financial institutions for suppliers who voluntarily participate in the SCF program is included in Accounts payable on our condensed consolidated balance sheets. As of July 4, 2026, January 3, 2026, and June 28, 2025, amounts under the SCF program included in Accounts payable were $24.7 million, $13.5 million, and $27.6 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to our operating cash flow.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	July 4, 2026	January 3, 2026	June 28, 2025
$575 million 7.375% Senior Notes due 2031	$575,000	$575,000	$—
$500 million 5.625% Senior Notes due 2027	—	—	500,000
Less unamortized debt issuance-related costs	(7,192)	(7,827)	(1,469)
Senior notes, net	$567,808	$567,173	$498,531
Secured revolving credit facility	—	—	—
Total long-term debt, net	$567,808	$567,173	$498,531
Secured Revolving Credit Facility
As of July 4, 2026 and January 3, 2026, the Company had no outstanding borrowings under its secured asset-based revolving credit facility (“ABL facility”), exclusive of $5.8 million and $6.3 million of outstanding letters of credit, respectively. As of June 28, 2025, the Company had no outstanding borrowings under its secured cash-flow-based revolving credit facility, exclusive of $6.9 million of outstanding letters of credit. As of July 4, 2026, January 3, 2026, and June 28, 2025, there was approximately $568.6 million, $743.7 million, and $843.1 million available for future borrowing, respectively. Any outstanding

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
borrowings under the Company’s ABL facility and secured cash-flow-based revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
ABL Facility
On November 17, 2025, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”), entered into a new five-year ABL facility of up to $750.0 million. The ABL facility replaced the Company’s existing $850.0 million secured cash-flow-based revolving credit facility due April 2027. Borrowings under the ABL facility will mature, and lending commitments thereunder will terminate, in November 2030.
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
The availability under the ABL facility was $568.6 million and $743.7 million as of July 4, 2026 and January 3, 2026, respectively. Availability is determined using borrowing base calculations of eligible inventory, accounts receivable, and intellectual property balances, less availability reserves, current outstanding borrowings under the ABL facility, and outstanding letters of credit. Availability may fluctuate throughout the year principally based on changes in eligible inventory and accounts receivable balances. As of July 4, 2026, the borrowing rate for a term Secured Overnight Financing Rate (“SOFR”) loan would have been 4.92%, which includes an excess availability-based adjustment of 1.25%.
As of July 4, 2026, the Company was in compliance with its covenants and requirements under the ABL facility.
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
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company’s Board of Directors (the “Board”) has authorized share repurchase programs providing for the repurchase of up to an aggregate of $1.00 billion of the Company’s common stock. As of July 4, 2026, the total remaining capacity under outstanding repurchase authorizations, based on settled repurchase transactions, was $599.0 million. The share repurchase authorizations have no expiration dates.
The Company did not repurchase and retire any shares of its common stock through open market transactions during the first two quarters of fiscal 2026 and 2025.
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
Dividends
In each of the first two quarters of fiscal 2026, the Company’s Board declared, and the Company paid, a cash dividend per common share of $0.25 (for an aggregate of $0.50 per common share for the first two quarters of fiscal 2026). In the first and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
second quarters of fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80 and $0.25, respectively (for an aggregate of $1.05 per common share for the first two quarters of fiscal 2025).
The Board will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured asset-based revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s ABL facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
NOTE 8 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Restricted stock:
Time-based awards(1)(2)	$2,537	$3,268	$5,845	$12,341
Performance-based awards(2)	153	149	296	431
Market-based awards(2)	(153)	171	80	569
Stock awards	1,152	1,600	1,152	1,600
Total	$3,689	$5,188	$7,373	$14,941
(1)First two quarters of fiscal 2025 include accelerated vesting of outstanding time-based restricted stock awards related to the retirement of Michael D. Casey, the Company’s former Chief Executive Officer, in the first quarter of fiscal 2025.
(2)Second quarter and first two quarters of fiscal 2026 include forfeitures of outstanding time-based, performance-based, and market-based restricted stock awards related to the departure of Douglas C. Palladini, the Company’s former Chief Executive Officer, in the second quarter of fiscal 2026.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
On April 28, 2026, Douglas C. Palladini departed the Company as Chief Executive Officer (“CEO”) and President and resigned as a member of the Board. In connection with his departure, his outstanding restricted stock awards were forfeited, resulting in a reversal of previously recognized stock-based compensation expense of approximately $0.5 million, which is reflected in the table above for the second quarter and first two quarters of fiscal 2026.
On May 1, 2026, the Company announced the appointment of Sharon Price John as CEO and President of the Company and a member of the Board, effective June 15, 2026. On June 15, 2026, in connection with Ms. John’s appointment and the terms of her employment agreement, the Company granted Ms. John 62,204 shares of time-based restricted stock awards, 46,651 shares of performance-based restricted stock awards, and 46,651 shares of market-based restricted stock awards. The number of shares granted was based on the closing price of the Company’s stock on the grant date, which was $41.80, with the time-based and performance-based restricted stock awards having a grant-date fair value of $41.80 per share and the market-based restricted stock awards having a grant-date fair value of $69.05 per share.
The market-based restricted stock awards cliff vest at the end of the three-year performance period ending December 30, 2028, subject to the performance of the Company’s total shareholder return (“TSR”) relative to a defined peer group over the three-year period. A Monte-Carlo simulation was utilized to determine the grant-date fair value of the market-based restricted stock awards in fiscal 2026, using the following assumptions: beginning TSR price of $32.14, grant-date share price of $41.80, simulation term of 2.5 years, expected volatility of 48.7%, and risk-free interest rate of 4.1%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	July 4, 2026	January 3, 2026	June 28, 2025
Cumulative foreign currency translation adjustments	$(27,981)	$(25,428)	$(28,861)
Pension and post-retirement obligations(1)(2)(3)	632	1,066	(3,956)
Total accumulated other comprehensive loss	$(27,349)	$(24,361)	$(32,817)
(1)Net of income taxes of $0.2 million, $0.3 million, and $1.2 million for the periods ended July 4, 2026, January 3, 2026, and June 28, 2025, respectively.
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
During the first quarter of fiscal 2026, the Company made a lump-sum payment to a third-party insurance provider to assume all remaining premium obligations related to its post-retirement life insurance arrangement. In connection with this settlement, $0.4 million of deferred gains on post-retirement life obligations (net of income taxes of $0.1 million) were reclassified from Accumulated other comprehensive loss to Other expense (income), net within the condensed consolidated statement of operations. During the first two quarters of fiscal 2025, no amounts were reclassified from Accumulated other comprehensive loss to the condensed consolidated statement of operations.
NOTE 10 – FAIR VALUE MEASUREMENTS
Investments
In support of The William Carter Company Deferred Compensation Plan (the “Deferred Compensation Plan”), the Company invests comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participants’ investment return on employee deferrals of compensation. These investments are held in an irrevocable Rabbi Trust established to fund the Company’s obligations under the Deferred Compensation Plan. The Rabbi Trust investments are restricted in their use to meet funding obligations to Plan participants.
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
All of the marketable securities are included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of July 4, 2026 and January 3, 2026, and their aggregate fair values were $23.0 million and $21.7 million, respectively. As of June 28, 2025, the aggregate fair value of the Rabbi Trust investments was $20.0 million and was included in Other assets. The change in classification reflects the Company’s expectation to liquidate the Rabbi Trust investments to fund the settlement of Deferred Compensation Plan obligations in the fourth quarter of fiscal 2026.
These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.8 million and $1.2 million for the second quarter and the first two quarters of fiscal 2026, respectively. Gains on the investments in marketable securities were $0.1 million and $0.5 million for the second quarter and the first two quarters of fiscal 2025, respectively. These amounts are included in Other expense (income), net on the Company’s condensed consolidated statement of operations.
Borrowings
As of July 4, 2026, the Company had no outstanding borrowings under its ABL facility.
The fair value of the Company’s senior notes was $594.2 million, $592.9 million, and $497.4 million at July 4, 2026, January 3, 2026, and June 28, 2025, respectively. The fair value of these senior notes was estimated using observable market inputs, which incorporate quoted market prices of comparable borrowings, the Company’s credit risk, and current market conditions, and is therefore within Level 2 of the fair value hierarchy. The senior notes had a notional value and carrying value (gross of debt issuance costs) of $575.0 million, $575.0 million, and $500.0 million as of July 4, 2026, January 3, 2026, and June 28, 2025, respectively.

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
NOTE 11 – INCOME TAXES
The Company’s income tax provision and effective tax rates for the fiscal periods indicated were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Income tax provision	$31,687	$1,257	$37,207	$7,067
Effective income tax rate	23.2%	73.8%	23.8%	30.7%
The Company’s effective income tax rate was 23.2% for the second fiscal quarter ended July 4, 2026, compared to 73.8% for the second fiscal quarter ended June 28, 2025. The Company’s effective income tax rate was 23.8% for the first two fiscal quarters ended July 4, 2026, compared to 30.7% for the first two fiscal quarters ended June 28, 2025. The decrease in the effective tax rate for each period was driven by discrete tax items recognized in the prior-year periods, including incremental tax expense related to expiring stock-based compensation, which had a disproportionate impact on those rates given the lower level of pre-tax income in the prior year.
As of July 4, 2026, the Company had gross unrecognized income tax benefits of $6.0 million, of which $5.0 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,591,295	35,409,988	35,542,362	35,361,039
Dilutive effect of equity awards	8,865	—	5,093	605
Diluted number of common and common equivalent shares outstanding	35,600,160	35,409,988	35,547,455	35,361,644

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$104,958	$446	$119,294	$15,985
Income allocated to participating securities	(2,846)	(231)	(3,332)	(866)
Net income available to common shareholders	$102,112	$215	$115,962	$15,119
Basic net income per common share	$2.87	$0.01	$3.26	$0.43

Diluted net income per common share:
Net income	$104,958	$446	$119,294	$15,985
Income allocated to participating securities	(2,845)	(231)	(3,332)	(866)
Net income available to common shareholders	$102,113	$215	$115,962	$15,119
Diluted net income per common share	$2.87	$0.01	$3.26	$0.43

Anti-dilutive awards excluded from diluted earnings per share computation(*)	124,246	269,133	134,419	316,202
(*)The anti-dilutive shares excluded from diluted net income per common share primarily relate to out-of-the-money stock options.
The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company’s Amended and Restated Equity Incentive Plan. Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company declares and pays dividends on the Company’s common stock. Accordingly, unvested shares of the Company’s restricted stock awards are deemed to be participating securities for purposes of computing earnings per share (“EPS”).
Beginning with restricted stock awards granted on or after May 13, 2026, grant recipients are entitled to receive forfeitable cash dividends if the Company declares and pays dividends on its common stock. Any such dividends accrue and are paid to the grant recipient only upon vesting of the underlying shares and are forfeited if the underlying award is forfeited. As a result, unvested restricted stock awards granted on or after May 13, 2026 are not deemed to be participating securities for purposes of computing EPS. Restricted stock awards granted prior to May 13, 2026 continue to be treated as participating securities.
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
As of January 3, 2026, the Company had an accrual of $8.8 million related to these actions recorded in Other current liabilities on the condensed consolidated balance sheets. During the first two quarters of fiscal 2026, the Company paid substantially all of the remaining severance and other termination benefits and completed the restructuring. The Company recorded no charges related to this restructuring during the second quarter or the first two quarters of fiscal 2026.

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
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses and the impact of tariff refund recoveries, as well as specific charges that are not directly attributable to segment operations, including operating model improvement costs, restructuring costs, leadership transition costs, specific intellectual property litigation costs, and impairment charges related to goodwill and indefinite-lived intangible assets. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.
Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below.
Segment Performance
The table below presents certain segment information for the Company’s reportable segments for the periods indicated:

	Fiscal quarter ended July 4, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$304,677	$215,552	$95,261	$615,490
Cost of goods sold(1)	123,769	158,647	48,143	330,559
Selling expenses(2)	124,464	2,431	28,052	154,947
Distribution expenses(3)	17,020	14,512	5,397	36,929
Other segment items(4)	35,171	10,221	8,259	53,651
Segment operating income	$4,253	$29,741	$5,410	$39,404
(1)Tariff refund recoveries are excluded from segment operating income.
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

	Two fiscal quarters ended July 4, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$636,925	$466,959	$192,719	$1,296,603
Cost of goods sold	268,302	350,382	99,116	717,800
Selling expenses	250,618	4,839	56,200	311,657
Distribution expenses	37,322	28,916	11,585	77,823
Other segment items	67,393	16,296	16,249	99,938
Segment operating income	$13,290	$66,526	$9,569	$89,385
Note: See footnotes above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$299,549	$192,998	$92,766	$585,313
Cost of goods sold	116,495	138,068	48,990	303,553
Selling expenses	127,246	2,420	26,227	155,893
Distribution expenses	18,210	15,184	5,022	38,416
Other segment items	33,830	10,264	8,920	53,014
Segment operating income	$3,768	$27,062	$3,607	$34,437
Note: See footnotes above.

	Two fiscal quarters ended June 28, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$593,980	$443,094	$178,065	$1,215,139
Cost of goods sold	237,144	308,676	96,469	642,289
Selling expenses	248,768	4,810	50,481	304,059
Distribution expenses	37,460	30,411	11,138	79,009
Other segment items	64,532	16,825	16,586	97,943
Segment operating income	$6,076	$82,372	$3,391	$91,839
Note: See footnotes above.
The table below presents a reconciliation of reportable segment operating income to Income before income taxes:

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total segment operating income	$39,404	$34,437	$89,385	$91,839
Items not included in segment operating income:
Tariff refund recovery(1)	127,669	—	127,669	—
Unallocated corporate expenses(2)	(21,304)	(22,687)	(42,842)	(44,699)
Leadership transition costs(3)	(4,726)	(1,068)	(4,726)	(7,194)
IP litigation costs(4)	(1,217)	—	(1,217)	—
Operating model improvement costs(5)	—	(6,638)	—	(9,800)
Consolidated operating income	$139,826	$4,044	$168,269	$30,146
Interest expense	11,312	7,857	23,069	15,676
Interest income	(8,483)	(4,292)	(11,739)	(7,434)
Other expense (income), net	352	(1,224)	438	(1,148)
Income before income taxes	$136,645	$1,703	$156,501	$23,052
(1)Related to $128 million of IEEPA tariff recoveries, excluding interest received, which are reflected as a reduction of Cost of goods sold in our condensed consolidated statement of operations.
(2)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(3)Related to costs associated with the retirement of Michael D. Casey, the Company’s former Chief Executive Officer, in the first quarter of fiscal 2025 and costs related to the departure of Douglas C. Palladini, the Company’s former Chief Executive Officer, in the second quarter of fiscal 2026. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(4)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies to the condensed consolidated financial statements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(5)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additional Data by Segment
The table below presents additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
U.S. Wholesale	$1,865	$2,182	$3,823	$4,359
U.S. Retail	8,006	8,459	16,476	16,759
International	2,689	2,472	5,406	4,794
Unallocated corporate	463	446	943	901
Total	$13,023	$13,559	$26,648	$26,813

NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is a defendant in a legal matter related to allegations of intellectual property infringement. Given the inherent uncertainty of litigation, it is reasonably possible that we may incur a loss; however, the Company is unable to estimate the likelihood of a loss or the range of possible loss at this time. The ultimate outcome of this matter, including our estimate that it is reasonably possible a loss could be incurred, is inherently uncertain and the ultimate outcome of the litigation could be materially different from our current estimates.
The Company’s contractual obligations and commitments include obligations associated with leases, the secured revolving credit agreement, senior notes, and employee benefit plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, those disclosed in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2026 and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related to public health crises; risks related to the organizational restructuring plan, including, but not limited to, our ability to achieve the expected savings from the plan and to fully implement the plan; risks related to consumer tastes and preferences, as well as fashion trends; the failure to protect our intellectual property; the diminished value of our brands, potentially as a result of negative publicity or unsuccessful branding and marketing efforts; delays, product recalls, or loss of revenue due to a failure to meet our quality standards; risks related to uncertainty regarding the future of international trade agreements and the United States’ position on international trade, as well as significant political, trade, and regulatory developments and other circumstances beyond our control; the roll-back of incremental tariffs imposed under the International Emergency Economic Powers Act (the “incremental tariffs”) and any additional actions taken in response to their roll-back, including, but not limited to, tariffs imposed pursuant to Section 122 of the Trade Act of 1974 and tariffs imposed under Section 301 of the Trade Act of 1974; our ability to recover refunds of incremental tariff amounts or other tariff amounts paid; increased competition in the marketplace; financial difficulties for one or more of our major customers; identification of locations and negotiation of appropriate lease terms for our retail stores; distinct risks facing our eCommerce business; failure to forecast demand for our products and our failure to manage our inventory; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; fluctuations in foreign currency exchange rates; unseasonable or extreme weather conditions; risks associated with corporate responsibility issues; our foreign sourcing arrangements; a relatively small number of vendors supply a significant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
OVERVIEW
We are North America’s largest and most enduring apparel company exclusively for babies and young children. Our core brands are Carter’s and OshKosh B’gosh (or “OshKosh”), iconic and among the sector’s most trusted names. Our exclusive Carter’s brands, which consist of Child of Mine, Just One You, and Simple Joys, are developed for Walmart, Target, and Amazon. Our emerging brands include Little Planet, crafted with organic fabrics and sustainable materials, Otter Avenue, a toddler-focused apparel brand, and Skip Hop, baby essentials from tubs to toys.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of July 4, 2026, our channels included 1,042 company-operated retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2025 fiscal year ended January 3, 2026.
Fiscal Periods
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2026 will end on January 2, 2027 and includes 52 weeks. Fiscal 2025 ended on January 3, 2026 and included 53 weeks. The fiscal quarters ended July 4, 2026 and June 28, 2025 each included 13 weeks.
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
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses and the impact of tariff refund recoveries, as well as specific charges that are not directly attributable to segment operations, including operating model improvement costs, restructuring costs, leadership transition costs, specific intellectual property litigation costs, and impairment charges related to goodwill and indefinite-lived intangible assets.
Gross Profit and Gross Margin
Gross profit represents consolidated net sales less cost of goods sold. Gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes the cost of products, as well as changes in inventory reserves and expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Cost of goods sold also includes the costs of shipping eCommerce orders directly to end consumers. For omni-channel transactions, Cost of goods sold includes the costs of shipping product to end consumers or to retail stores. Our gross profit and gross margin may not be comparable to those of other entities that define their metrics differently.
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
Recent Developments
Executive Leadership Transition
On May 1, 2026, the Company announced that the Board of Directors (the “Board”) appointed Sharon Price John as Chief Executive Officer & President of the Company and a member of the Board effective June 15, 2026. In connection with the appointment of Ms. John, Douglas C. Palladini departed the Company as Chief Executive Officer & President and resigned as a member of the Board effective April 28, 2026. Additional information regarding these management changes and related arrangements is included in the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2026.
Trade Policy
During the first quarter of fiscal 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. During the second quarter of fiscal 2026, following the April 20, 2026 launch of U.S. Customs and Border Protection’s Consolidated Administration and Processing of Entries (“CAPE”) process, the Company submitted claims seeking approximately $130 million of refunds of previously paid IEEPA tariffs through the CAPE system.
The Company has elected to apply a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any recovery, when recognized, is reflected as a reduction of Cost of goods sold for amounts related to goods already sold, or as a reduction of inventory to the extent the related goods remain on hand.
During the second quarter of fiscal 2026, the Company received refund payments from U.S. Customs and Border Protection totaling approximately $132 million, including interest, in connection with various adjudicated claims, and the related recovery has been recognized. The Company recorded approximately $128 million of the recovery as a reduction of Cost of goods sold and $4 million in Interest income. As of July 4, 2026, the Company’s remaining unadjudicated IEEPA refund claims, which continue to be accounted for as gain contingencies, were approximately $2 million. Uncertainty remains regarding the timing, amount, and ultimate receipt of any further refunds, and accordingly no additional amounts have been recognized in the condensed consolidated financial statements for these remaining claims.
In response to the ruling on IEEPA tariffs, the U.S. Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974 (“Section 122”), effective February 24, 2026. In May 2026, the U.S. Court of International Trade issued a ruling finding the Section 122 tariffs unlawful, although this ruling is currently stayed pending appeal. During the first two quarters of fiscal 2026, the Company paid approximately $26 million of incremental Section 122 tariffs related to imports from Vietnam, India, Bangladesh, Cambodia, and other countries. As of July 4, 2026, approximately $18 million of these tariffs remained capitalized within the Company’s inventory balances.
The Section 122 tariffs imposed effective February 24, 2026 expired on July 24, 2026. Effective July 24, 2026, the U.S. Administration imposed additional tariffs under Section 301(b) of the Trade Act of 1974 (“Section 301”) as a result of the Administration’s investigations into forced labor practices of various foreign countries. These tariffs range from 10% to 12.5% and apply to imports from approximately 60 countries and territories. In addition, the U.S. Administration is continuing its separate investigation, under Section 301(b), into excess capacity and production in manufacturing sectors in foreign countries, signaling its intent to maintain tariff levels comparable to those previously in effect under the IEEPA tariffs. As of the date of this filing, no proposed tariffs have been imposed as a result of the excess capacity investigation. Because the Company sources substantially all of its apparel and other products from a global network of third-party suppliers, primarily located in Asia, any new or increased tariffs, quotas, embargoes, or other trade barriers have the potential to adversely affect its supply chain, cost structure, margins, and competitiveness. Retaliatory actions taken by impacted countries could further disrupt global trade and create additional inflationary pressures in raw materials and logistics.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Second Fiscal Quarter 2026 Financial Highlights
Unless otherwise stated, comparisons below are to the second quarter of fiscal 2025. References below to adjusted operating income, adjusted net income, and adjusted diluted net income per common share are non-GAAP financial measures; see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”
•Consolidated net sales increased $30.2 million, or 5.2%, to $615.5 million.
◦U.S. Retail sales increased $5.1 million driven by higher unit volume. Comparable net sales, including retail stores and eCommerce, increased 5.1% for the period, reflecting a fifth consecutive quarter of positive comparable net sales growth.
◦U.S. Wholesale sales increased $22.6 million, driven by growth in our core and exclusive Carter’s brands, as well as in Skip Hop, and strong demand for Fall product, which was partially offset by lower sales to our off-price wholesale channel customers.
◦International sales increased $2.5 million, driven by growth in Mexico and Canada, partially offset by unfavorable timing of shipments to our international partners.
•Consolidated gross profit increased $130.8 million, or 46.4%, to $412.6 million, and consolidated gross margin increased 1,890 bps to 67.0%, primarily due to $128 million of IEEPA tariff refund recoveries and higher average unit retail (“AUR”), partially offset by higher average unit cost (“AUC”) driven by incremental tariff-related costs, investment in product make, and channel mix.
•Consolidated SG&A expenses decreased $4.8 million, or 1.7%, to $276.1 million. SG&A as a percentage of consolidated net sales (“SG&A rate”) decreased 310 bps to 44.9%, driven by fixed cost leverage on higher net sales, costs related to operating model improvements in the second quarter of fiscal 2025 that did not reoccur in the second quarter of fiscal 2026, reduced costs resulting from previously implemented restructuring actions, lower performance-based compensation, and lower distribution costs, partially offset by higher leadership transition costs, incremental marketing investments, and inflationary pressure in retail store-related expenses.
•Consolidated operating income increased $135.8 million to $139.8 million and adjusted operating income increased $6.4 million, or 54.1%, to $18.1 million. Operating margin increased 2,200 bps to 22.7%, primarily due to the factors discussed in detail below, including $128 million of IEEPA tariff refund recoveries.
•Consolidated net income increased $104.5 million to $105.0 million, primarily due to the factors discussed in detail below. Adjusted net income increased $3.1 million, or 49.3%, to $9.4 million.
•Diluted net income per common share increased $2.86 to $2.87 and adjusted diluted net income per common share increased $0.09, or 52.9%, to $0.26.
•During the first two quarters of fiscal 2026, we opened 4 stores and closed 29 stores in the United States.
•As a result of our strong financial position and available liquidity, we returned $9.1 million in cash dividends to our shareholders in the second quarter of fiscal 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JULY 4, 2026 COMPARED TO SECOND FISCAL QUARTER ENDED JUNE 28, 2025
The following table summarizes our results of operations.

	Fiscal quarter ended
(dollars in thousands, except per share data)	July 4, 2026	June 28, 2025	$ Change	% / bps Change
Consolidated net sales	$615,490	$585,313	$30,177	5.2%
Cost of goods sold	202,891	303,553	(100,662)	(33.2)%
Gross profit	412,599	281,760	130,839	46.4%
Gross profit as % of consolidated net sales	67.0%	48.1%		1,890 bps
Royalty income, net	3,362	3,249	113	3.5%
Royalty income as % of consolidated net sales	0.5%	0.6%		(10) bps
Selling, general, and administrative expenses	276,135	280,965	(4,830)	(1.7)%
SG&A expenses as % of consolidated net sales	44.9%	48.0%		(310) bps
Operating income	139,826	4,044	135,782	>100%
Operating income as % of consolidated net sales	22.7%	0.7%		2,200 bps
Interest expense	11,312	7,857	3,455	44.0%
Interest income	(8,483)	(4,292)	(4,191)	97.6%
Other expense (income), net	352	(1,224)	1,576	nm
Income before income taxes	136,645	1,703	134,942	>100%
Income tax provision	31,687	1,257	30,430	>100%
Effective tax rate(*)	23.2%	73.8%		nm
Net income	$104,958	$446	$104,512	>100%

Basic net income per common share	$2.87	$0.01	$2.86	>100%
Diluted net income per common share	$2.87	$0.01	$2.86	>100%
Dividend declared and paid per common share	$0.25	$0.25	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. If applicable, percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $30.2 million, or 5.2%, to $615.5 million. The increase in net sales was driven by increased net sales in each of our U.S. Wholesale, U.S. Retail, and International segments. AUR increased by a mid-single digit percentage, primarily reflecting higher realized pricing and sales leverage in U.S. Wholesale, as well as the favorable impact of changes in foreign currency exchange rates used for translation. Unit volume increased by a low-single digit percentage driven by growth in U.S. Wholesale and U.S. Retail, partially offset by unit volume decline in our International segment. Changes in foreign currency exchange rates used for translation had a favorable effect on our consolidated net sales of $2.4 million.
Gross Profit and Gross Margin
Consolidated gross profit increased $130.8 million, or 46.4%, to $412.6 million and consolidated gross margin increased 1,890 bps to 67.0%. The increase in consolidated gross profit and gross margin was driven by approximately $128 million of IEEPA tariff refund recoveries and higher AUR, partially offset by higher AUC and channel mix. AUC, which excludes the impact of tariff refund recoveries, increased by a low-double digit percentage, driven by incremental domestic and international tariff-related costs and investments in product make. Incremental tariff-related costs, which represent tariff costs in excess of the duty rates in effect prior to the tariff actions initiated in fiscal 2025, unfavorably impacted Cost of goods sold by approximately $28 million.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $4.8 million, or 1.7%, to $276.1 million and decreased as a percentage of consolidated net sales by 310 bps to 44.9%. This decrease in SG&A rate was driven by fixed cost leverage on higher net sales, costs related to operating model improvements in the second quarter of fiscal 2025 that did not reoccur in the second quarter of fiscal 2026, reduced costs resulting from previously implemented restructuring actions, lower performance-based compensation, and lower

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
distribution costs. This was partially offset by increased leadership transition costs, incremental marketing investments, and inflationary pressure in retail store-related expenses.
Operating Income
Consolidated operating income increased $135.8 million to $139.8 million and increased as a percentage of net sales by 2,200 bps to 22.7%, primarily due to the factors previously discussed.
Interest Expense
Consolidated interest expense increased $3.5 million, or 44.0%, to $11.3 million, reflecting the impact of the Company’s fourth quarter of fiscal 2025 issuance of $575.0 million principal amount of 7.375% senior notes due 2031 and redemption of $500.0 million principal amount of 5.625% senior notes due 2027.
Interest Income
Consolidated interest income increased $4.2 million to $8.5 million, primarily driven by approximately $4 million of interest recognized on IEEPA tariff refund recoveries.
Other Expense (Income), Net
Consolidated other expense was $0.4 million in the second quarter of fiscal 2026 compared to consolidated other income of $1.2 million in the second quarter of fiscal 2025, which was primarily driven by changes in foreign currency exchange rates during the period.
Income Taxes
Consolidated income tax provision increased $30.4 million to $31.7 million and the effective tax rate decreased to 23.2% from 73.8% in the prior period. The increase in the consolidated income tax provision was driven by higher pre-tax income, while the decrease in the effective tax rate was primarily attributable to discrete tax items recognized in the prior comparable period, including incremental tax expense related to expiring stock-based compensation, which had a disproportionate impact on the effective tax rate given the lower level of pre-tax income in that period.
Net Income
Consolidated net income increased $104.5 million to $105.0 million, driven by the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Second Quarter of Fiscal 2026 compared to Second Quarter of Fiscal 2025
The following table summarizes net sales by segment and segment operating income for the second quarter of fiscal 2026 and the second quarter of fiscal 2025:

	Fiscal quarter ended
(dollars in thousands)	July 4, 2026	% of consolidated net sales	June 28, 2025	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$304,677	49.5%	$299,549	51.2%	$5,128	1.7%
U.S. Wholesale	215,552	35.0%	192,998	33.0%	22,554	11.7%
International	95,261	15.5%	92,766	15.8%	2,495	2.7%
Consolidated net sales	$615,490	100.0%	$585,313	100.0%	$30,177	5.2%

Segment operating income:		Segment operating margin		Segment operating margin
U.S. Retail	$4,253	1.4%	$3,768	1.3%	$485	12.9%
U.S. Wholesale	29,741	13.8%	27,062	14.0%	2,679	9.9%
International	5,410	5.7%	3,607	3.9%	1,803	50.0%
Total segment operating income	$39,404	6.4%	$34,437	5.9%	$4,967	14.4%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Tariff refund recovery(1)	$127,669	n/a	$—	n/a	n/a	n/a
Unallocated corporate expenses(2)	(21,304)	n/a	(22,687)	n/a	(1,383)	(6.1)%
Leadership transition costs(3)	(4,726)	n/a	(1,068)	n/a	n/a	n/a
IP litigation costs(4)	(1,217)	n/a	—	n/a	n/a	n/a
Operating model improvement costs(5)	—	n/a	(6,638)	n/a	n/a	n/a
Consolidated operating income	139,826	22.7%	4,044	0.7%	$135,782	>100%
(1)Related to $128 million of IEEPA tariff recoveries, excluding interest received, which are reflected as a reduction of Cost of goods sold in our condensed consolidated statement of operations.
(2)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(3)Related to costs associated with the retirement of Michael D. Casey, the Company’s former Chief Executive Officer, in the first quarter of fiscal 2025 and costs related to the departure of Douglas C. Palladini, the Company’s former Chief Executive Officer, in the second quarter of fiscal 2026. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(4)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies to the condensed consolidated financial statements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(5)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
U.S. Retail
U.S. Retail segment net sales increased $5.1 million, or 1.7%, to $304.7 million, driven by higher unit volume. Unit volume increased by a low-single digit percentage driven by improved traffic and transactions in eCommerce, partially offset by the sales impact of net store closures and the timing of the Easter holiday. AUR was consistent with the prior comparable period.
Comparable net sales, including retail stores and eCommerce, increased 5.1%, reflecting a fifth consecutive quarter of positive comparable net sales growth. Comparable net sales grew in both retail stores and eCommerce, driven by higher average transaction size. As of July 4, 2026, we operated 779 retail stores in the U.S. compared to 804 as of January 3, 2026, and 809 as of June 28, 2025.
U.S. Retail segment operating income increased $0.5 million, or 12.9%, to $4.3 million, primarily driven by a decrease in SG&A expenses of $2.3 million, partially offset by a decrease in gross profit of $2.1 million. Segment operating margin

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
increased 10 bps to 1.4%, primarily driven by a 180 bps decrease in SG&A rate, partially offset by a 170 bps decrease in gross margin. The decrease in gross margin was driven by a high-single digit percentage increase in AUC, reflecting incremental tariff-related costs. The decrease in SG&A rate reflected fixed cost leverage on higher net sales, reduced costs resulting from previously implemented restructuring actions and lower store count, and lower distribution and performance-based compensation costs, partially offset by incremental marketing investments and inflationary pressure in store-related expenses.
U.S. Wholesale
U.S. Wholesale segment net sales increased $22.6 million, or 11.7%, to $215.6 million, driven by growth in our core and exclusive Carter’s brands, as well as in Skip Hop, and the earlier demand for Fall product as compared to the prior comparable period, which was partially offset by lower sales to our off-price wholesale channel customers. AUR increased by a low-double digit percentage, primarily reflecting higher realized pricing and sales leverage. Unit volume increased by a low-single digit percentage primarily driven by our exclusive Carter’s brands, partially offset by off-price wholesale channel customers.
U.S. Wholesale segment operating income increased $2.7 million, or 9.9%, to $29.7 million, primarily due to an increase in gross profit of $2.0 million and a decrease in SG&A expenses of $1.0 million. Segment operating margin decreased 20 bps to 13.8%, primarily driven by a 210 bps decrease in gross margin and a 20 bps decrease in royalty income as a percentage of net sales, partially offset by a 210 bps decrease in SG&A rate. The decrease in gross margin was driven by higher AUC, partially offset by higher AUR and decreased sales to low-margin off-price wholesale channel customers. AUC increased by a mid-teens percentage primarily driven by incremental tariff-related costs and investments in product make. The decrease in the SG&A rate reflected fixed cost leverage on higher net sales and lower distribution and performance-based compensation costs, partially offset by incremental marketing investments.
International
International segment net sales increased $2.5 million, or 2.7%, to $95.3 million, driven by growth in Mexico and Canada, partially offset by unfavorable timing of shipments to our international partners. In Mexico, net sales growth reflected higher AUR and the contribution from new retail stores, partially offset by the timing of the Easter holiday. Canada net sales growth reflected higher comparable net sales, which increased 1.3%, driven by increased AUR.
AUR increased by a mid-single digit percentage, driven by the favorable impact of foreign currency exchange rates and pricing. International segment unit volume decreased by a low-single digit percentage driven by lower shipments to our international partners. Changes in foreign currency exchange rates used for translation had a $2.4 million favorable effect on International segment net sales.
As of July 4, 2026, we operated 190 stores and 73 stores in Canada and Mexico, respectively. As of January 3, 2026, we operated 192 and 72 stores in Canada and Mexico, respectively. As of June 28, 2025, we operated 192 and 64 stores in Canada and Mexico, respectively.
International segment operating income increased $1.8 million, or 50.0%, to $5.4 million, primarily due to an increase in gross profit of $3.3 million, partially offset by an increase in SG&A expenses of $1.6 million. Segment operating margin increased 180 bps to 5.7%, driven by a 230 bps increase in gross margin, partially offset by a 50 bps increase in the SG&A rate. The increase in gross margin was driven by higher AUR and channel mix, partially offset by a low-single digit percentage increase in AUC driven by incremental tariff-related costs and channel mix. The increase in the SG&A rate was driven by higher retail store rent and retail store employee costs, partially offset by fixed cost leverage on increased net sales and lower performance-based compensation.
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
Unallocated corporate expenses decreased $1.4 million, or 6.1%, to $21.3 million. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 40 bps to 3.5%, driven by lower performance-based compensation and reduced costs resulting from previously implemented restructuring actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
TWO FISCAL QUARTERS ENDED JULY 4, 2026 COMPARED TO TWO FISCAL QUARTERS ENDED JUNE 28, 2025
The following table summarizes our results of operations.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	July 4, 2026	June 28, 2025	$ Change	% / bps Change
Consolidated net sales	$1,296,603	$1,215,139	$81,464	6.7%
Cost of goods sold	590,131	642,289	(52,158)	(8.1)%
Gross profit	706,472	572,850	133,622	23.3%
Gross profit as % of consolidated net sales	54.5%	47.1%		740 bps
Royalty income, net	7,981	8,580	(599)	(7.0)%
Royalty income, net as % of consolidated net sales	0.6%	0.7%		(10) bps
Selling, general, and administrative expenses	546,184	551,284	(5,100)	(0.9)%
SG&A expenses as % of consolidated net sales	42.1%	45.4%		(330) bps
Operating income	168,269	30,146	138,123	>100%
Operating income as % of consolidated net sales	13.0%	2.5%		1,050 bps
Interest expense	23,069	15,676	7,393	47.2%
Interest income	(11,739)	(7,434)	(4,305)	57.9%
Other expense (income), net	438	(1,148)	1,586	nm
Income before income taxes	156,501	23,052	133,449	>100%
Income tax provision	37,207	7,067	30,140	>100%
Effective tax rate(*)	23.8%	30.7%		(690) bps
Net income	$119,294	$15,985	$103,309	>100%

Basic net income per common share	$3.26	$0.43	$2.83	>100%
Diluted net income per common share	$3.26	$0.43	$2.83	>100%
Dividend declared and paid per common share	$0.50	$1.05	$(0.55)	(52.4)%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $81.5 million, or 6.7%, to $1.30 billion. The increase in net sales was driven by increased net sales in each of our U.S. Retail, U.S. Wholesale, and International segments. AUR increased by a mid-single digit percentage, primarily reflecting higher realized pricing and sales leverage in U.S. Wholesale, as well as the favorable impact of changes in foreign currency exchange rates used for translation. Unit volume increased by a low-single digit percentage driven by growth in our U.S. Retail and International segments, partially offset by unit volume decline in our U.S. Wholesale segment. Changes in foreign currency exchange rates used for translation had a favorable effect on our consolidated net sales of $8.0 million.
Gross Profit and Gross Margin
Consolidated gross profit increased $133.6 million, or 23.3%, to $706.5 million and consolidated gross margin increased 740 bps to 54.5%. The increase in consolidated gross profit and gross margin was driven by $128 million of IEEPA tariff refund recoveries, higher AUR, and channel mix, partially offset by higher AUC. AUC, which excludes the impact of tariff refund recoveries, increased by a low-teens percentage, driven by incremental domestic and international tariff-related costs and investments in product make. Incremental tariff-related costs unfavorably impacted Cost of goods sold by approximately $78 million.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $5.1 million, or 0.9%, to $546.2 million and decreased as a percentage of consolidated net sales by 330 bps to 42.1%. The decrease in SG&A rate was driven by fixed cost leverage on higher net sales, costs related to operating model improvements in the first two quarters of fiscal 2025 that did not reoccur in the first two quarters of fiscal 2026, reduced costs resulting from previously implemented restructuring actions, lower leadership transition costs, and lower distribution costs. This was partially offset by incremental marketing investments and inflationary pressure in retail store-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Income
Consolidated operating income increased $138.1 million to $168.3 million and increased as a percentage of net sales by 1,050 bps to 13.0%, primarily due to the factors previously discussed.
Interest Expense
Consolidated interest expense increased $7.4 million, or 47.2%, to $23.1 million, reflecting the impact of the Company’s fourth quarter of fiscal 2025 issuance of $575.0 million principal amount of 7.375% senior notes due 2031 and redemption of $500.0 million principal amount of 5.625% senior notes due 2027.
Interest Income
Consolidated interest income increased $4.3 million to $11.7 million, primarily driven by $4 million interest recognized on IEEPA tariff refund recoveries.
Other Expense (Income), Net
Consolidated other expense was $0.4 million in the first two quarters of fiscal 2026 compared to consolidated other income of $1.1 million in the first two quarters of fiscal 2025, which was primarily driven by changes in foreign currency exchange rates during the period.
Income Taxes
Consolidated income tax provision increased $30.1 million to $37.2 million, and the effective tax rate decreased 690 bps to 23.8%. The increase in the consolidated income tax provision was driven by higher pre-tax income, while the decrease in the effective tax rate was primarily attributable to discrete tax items recognized in the prior comparable period, including incremental tax expense related to expiring stock-based compensation, which had a disproportionate impact on the effective tax rate given the lower level of pre-tax income in that period.
Net Income
Consolidated net income increased $103.3 million to $119.3 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Two Quarters of Fiscal 2026 compared to First Two Quarters of Fiscal 2025
The following table summarizes net sales and segment operating income, by segment, for the first two quarters of fiscal 2026 and fiscal 2025:

	Two fiscal quarters ended
(dollars in thousands)	July 4, 2026	% of consolidated net sales	June 28, 2025	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$636,925	49.1%	$593,980	48.9%	$42,945	7.2%
U.S. Wholesale	466,959	36.0%	443,094	36.5%	23,865	5.4%
International	192,719	14.9%	178,065	14.6%	14,654	8.2%
Consolidated net sales	$1,296,603	100.0%	$1,215,139	100.0%	$81,464	6.7%

Segment operating income:		Segment operating margin		Segment operating margin
U.S. Retail	$13,290	2.1%	$6,076	1.0%	$7,214	118.7%
U.S. Wholesale	66,526	14.2%	82,372	18.6%	(15,846)	(19.2)%
International	9,569	5.0%	3,391	1.9%	6,178	182.2%
Total segment operating income	$89,385	6.9%	$91,839	7.6%	$(2,454)	(2.7)%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Tariff refund recovery(1)	$127,669	n/a	$—	n/a	n/a	n/a
Unallocated corporate expenses(2)	(42,842)	n/a	(44,699)	n/a	(1,857)	(4.2)%
Leadership transition costs(3)	(4,726)	n/a	(7,194)	n/a	n/a	n/a
IP litigation costs(4)	(1,217)	n/a	—	n/a	n/a	n/a
Operating model improvement costs(5)	—	n/a	(9,800)	n/a	n/a	n/a
Consolidated operating income	$168,269	13.0%	$30,146	2.5%	$138,123	458.2%
(1)Related to $128 million of IEEPA tariff recoveries, excluding interest received, which are reflected as a reduction of Cost of goods sold in our condensed consolidated statement of operations.
(2)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(3)Related to costs associated with the retirement of Michael D. Casey, the Company’s former Chief Executive Officer, in the first quarter of fiscal 2025 and costs related to the departure of Douglas C. Palladini, the Company’s former Chief Executive Officer, in the second quarter of fiscal 2026. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(4)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies to the condensed consolidated financial statements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(5)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
U.S. Retail
U.S. Retail segment net sales increased $42.9 million, or 7.2%, to $636.9 million. The increase in net sales was driven by higher unit volume. Unit volume increased by a mid-single digit percentage driven by higher traffic, transactions, and units per transaction in both stores and eCommerce, partially offset by the sales impact of net store closures. AUR increased by a low-single digit percentage, reflecting higher pricing, partially offset by product mix, which reflects a higher proportion of opening price point product, and increased promotional activity. Comparable net sales, including retail stores and eCommerce, increased 7.8% driven by the factors mentioned above, as well as improved average transaction size in both stores and eCommerce.
U.S. Retail segment operating income increased $7.2 million, or 118.7%, to $13.3 million, primarily due to an increase in gross profit of $11.8 million, partially offset by an increase in SG&A expenses of $4.8 million. Segment operating margin increased 110 bps to 2.1%, driven by a 330 bps decrease in the SG&A rate, partially offset by a 220 bps decrease in gross margin. The decrease in gross margin was driven by a high-single digit percentage increase in AUC as a result of incremental

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
tariff-related costs. The decrease in the SG&A rate was driven by fixed cost leverage on higher net sales, reduced costs resulting from previously implemented restructuring actions, and lower distribution costs, partially offset by incremental marketing investments and inflationary pressure in retail store-related expenses.
U.S. Wholesale
U.S. Wholesale segment net sales increased $23.9 million, or 5.4%, to $467.0 million, driven by growth in our exclusive Carter’s brands and the earlier demand for Fall product as compared to the prior comparable period, partially offset by decreased demand with certain customers and lower sales to our off-price wholesale channel customers. AUR increased by a high-single digit percentage, primarily reflecting higher realized pricing and sales leverage. Units sold decreased by a low-single digit percentage, primarily driven by lower unit volume with certain customers and with our off-price wholesale channel customers.
U.S. Wholesale segment operating income decreased $15.8 million, or 19.2%, to $66.5 million, primarily due to a decrease in gross profit of $17.8 million, partially offset by a decrease in SG&A expenses of $2.8 million. Segment operating margin decreased 440 bps to 14.2%. The drivers of the decrease in operating margin were a 530 bps decrease in gross margin, partially offset by a 130 bps decrease in SG&A rate. The decrease in gross margin was driven by a high-teens percentage increase in AUC as a result of incremental tariff-related costs and investments in product make, partially offset by increased AUR and decreased sales to low-margin off-price wholesale customers. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales, lower distribution costs, and lower bad debt expense, partially offset by incremental marketing investments.
International
International segment net sales increased $14.7 million, or 8.2%, to $192.7 million, driven by growth in Mexico and Canada, partially offset by lower sales to international partners. In Mexico, net sales growth reflected higher AUR and the contribution from new retail stores. Canadian comparable net sales, including retail stores and eCommerce, increased 2.7% driven by higher unit volume and the favorable impact of foreign currency exchange rates. International segment AUR increased by a mid-single digit percentage driven by pricing and the favorable impact of foreign currency exchange rates. International segment units sold increased by a low-single digit percentage. Changes in foreign currency exchange rates used for translation had an $8.0 million favorable effect on International segment net sales.
International segment operating income increased $6.2 million, or 182.2%, to $9.6 million, primarily due to an increase in gross profit of $12.0 million, partially offset by an increase in SG&A expenses of $5.7 million. Segment operating margin increased 310 bps to 5.0%, driven by a 280 bps increase in gross margin and a 40 bps decrease in the SG&A rate. The increase in gross margin was driven by higher AUR and channel mix, partially offset by increased AUC. AUC increased by a low-single digit percentage due to incremental tariff-related costs. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales and reduced costs resulting from previously implemented restructuring actions, partially offset by increased retail store rent and retail store employee costs.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $1.9 million, or 4.2%, to $42.8 million. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 40 bps to 3.3% driven by reduced costs resulting from previously implemented restructuring actions and lower consulting costs.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
We have provided non-GAAP adjusted cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share measures, which exclude certain items presented below. We believe that this information provides a meaningful comparison of our results and affords investors a view of what management considers to be our core performance, and we also, from time to time, use some of these non-GAAP measures, such as adjusted operating income, as performance metrics in awards under our annual and long-term incentive compensation plans. These measures are not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measures are cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share, respectively. Adjusted cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share should not be considered in isolation or as a substitute for analysis of our results as reported in accordance with GAAP. Other companies may calculate adjusted cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share differently than we do, limiting the usefulness of the measure for comparisons with other companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Fiscal quarter ended July 4, 2026
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$202.9	$412.6	$276.1	$139.8	22.7%	$8.5	$31.7	$105.0	$2.87
Tariff refund recovery(1)	127.7	(127.7)	—	(127.7)		(4.0)	(31.6)	(100.1)	(2.73)
Leadership transition costs(2)	—	—	(4.7)	4.7		—	1.1	3.6	0.10
IP litigation costs(3)	—	—	(1.2)	1.2		—	0.3	0.9	0.03
As adjusted	$330.6	$284.9	$270.2	$18.1	2.9%	$4.5	$1.5	$9.4	$0.26

	Two fiscal quarters ended July 4, 2026
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$590.1	$706.5	$546.2	$168.3	13.0%	$11.7	$37.2	$119.3	$3.26
Tariff refund recovery(1)	127.7	(127.7)	—	(127.7)		(4.0)	(31.6)	(100.1)	(2.73)
Leadership transition costs(2)	—	—	(4.7)	4.7		—	1.1	3.6	0.10
IP litigation costs(3)	—	—	(1.2)	1.2		—	0.3	0.9	0.03
As adjusted	$717.8	$578.8	$540.2	$46.5	3.6%	$7.7	$7.0	$23.7	$0.65
(1)Related to $132 million of IEEPA tariff recoveries, including $4 million of interest received.
(2)Related to the departure of Douglas C. Palladini, the Company’s former Chief Executive Officer, in the second quarter of fiscal 2026.
(3)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies to the condensed consolidated financial statements.

	Fiscal quarter ended June 28, 2025
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$303.6	$281.8	$281.0	$4.0	0.7%	$4.3	$1.3	$0.4	$0.01
Operating model improvement costs(1)	—	—	(6.6)	6.6		—	1.6	5.0	0.14
Leadership transition costs(2)	—	—	(1.1)	1.1		—	0.3	0.8	0.02
As adjusted	$303.6	$281.8	$273.3	$11.8	2.0%	$4.3	$3.1	$6.3	$0.17

	Two fiscal quarters ended June 28, 2025
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$642.3	$572.9	$551.3	$30.1	2.5%	$7.4	$7.1	$16.0	$0.43
Operating model improvement costs(1)	—	—	(9.8)	9.8		—	2.4	7.4	0.21
Leadership transition costs(2)	—	—	(7.2)	7.2		—	0.6	6.6	0.18
As adjusted	$642.3	$572.9	$534.3	$47.1	3.9%	$7.4	$10.0	$30.1	$0.83
(1)Primarily related to third-party consulting costs to support operating model improvements.
(2)Related to costs associated with the retirement of Michael D. Casey, the Company’s former Chief Executive Officer, in the first quarter of fiscal 2025.
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
As of July 4, 2026, we had $653.6 million of cash and cash equivalents held at major financial institutions, including $67.9 million held at financial institutions located outside of the United States. We do not expect any material restrictions on our ability to access or use cash held outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at July 4, 2026 were $167.9 million compared to $140.4 million at June 28, 2025 and $178.6 million at January 3, 2026. The increase of $27.5 million, or 19.6%, at July 4, 2026 compared to June 28, 2025 primarily reflects the timing of wholesale customer shipments. Due to the seasonal nature of our operations, the net accounts receivable balance at July 4, 2026 is not comparable to the net accounts receivable balance at January 3, 2026.
Inventories at July 4, 2026 were $577.7 million compared to $619.1 million at June 28, 2025 and $544.6 million at January 3, 2026. The decrease of $41.3 million, or 6.7%, at July 4, 2026 compared to June 28, 2025 was driven by lower days of supply and the timing of inbound inventory receipts, partially offset by increased product costs. Due to the seasonal nature of our operations, the inventory balance at July 4, 2026 is not comparable to the inventory balance at January 3, 2026.
Prepaid expenses and other current assets at July 4, 2026 were $73.4 million compared to $60.6 million at June 28, 2025 and $60.5 million at January 3, 2026. The increase of $12.7 million, or 21.0%, at July 4, 2026 compared to June 28, 2025 was driven by the reclassification of Rabbi Trust assets from long-term to current to align with the anticipated settlement of associated deferred compensation liabilities in fiscal 2026.
Accounts payable at July 4, 2026 were $323.6 million compared to $306.4 million at June 28, 2025 and $235.7 million at January 3, 2026. The increase of $17.2 million, or 5.6%, at July 4, 2026 compared to June 28, 2025 was driven by the timing of vendor payments. Due to the seasonal nature of our operations, the accounts payable balance at July 4, 2026 is not comparable to the accounts payable balance at January 3, 2026.
Other current liabilities at July 4, 2026 were $139.9 million compared to $95.3 million at June 28, 2025 and $133.8 million at January 3, 2026. The increase of $44.6 million, or 46.8%, at July 4, 2026 compared to June 28, 2025 was primarily driven by additional income taxes accrued for the receipt of IEEPA tariff refunds, the timing of interest payments on long-term debt, and the reclassification of deferred compensation liabilities from long-term to current to reflect the anticipated settlement of plan participant balances.
Other long-term liabilities at July 4, 2026 were $14.2 million compared to $33.4 million at June 28, 2025 and $19.4 million at January 3, 2026. The decrease of $19.2 million, or 57.6%, at July 4, 2026 compared to June 28, 2025 was primarily driven by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
the reclassification of deferred compensation liabilities from long-term to current to reflect the anticipated settlement of plan participant balances.
Cash Flow
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $202.3 million for the first two quarters of fiscal 2026 compared to net cash used in operating activities of $8.3 million in the first two quarters of fiscal 2025. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The increase in operating cash flow was primarily driven by $132 million in IEEPA tariff refund recoveries, including interest, lower days of supply and the timing of inbound inventory receipts, and favorable timing of interest payments on our senior notes as compared to the prior period. The income taxes associated with the tariff refund recoveries are expected to be paid in the third quarter of fiscal 2026.
Net Cash Used in Investing Activities
Net cash used in investing activities was $12.8 million for the first two quarters of fiscal 2026 compared to $26.5 million in the first two quarters of fiscal 2025. The decrease in net cash used in investing activities was driven by decreased capital expenditures. Capital expenditures in the first two quarters of fiscal 2026 were driven by U.S. and international retail store openings and remodels and investments in our distribution facilities. We plan to invest approximately $50 million in capital expenditures in fiscal 2026, primarily for our distribution facilities and strategic information technology initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities was $21.4 million in the first two quarters of fiscal 2026 compared to $42.8 million in the first two quarters of fiscal 2025. This change in cash flow from financing activities was primarily driven by lower cash dividends distributed to shareholders during the period.
Share Repurchases
The Company did not repurchase and retire any shares of its common stock through open market transactions during the first two quarters of fiscal 2026 and 2025. The total remaining capacity under outstanding repurchase authorizations as of July 4, 2026 was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
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
Dividends
In each of the first two quarters of fiscal 2026, the Company’s Board declared, and the Company paid, a cash dividend per common share of $0.25 (for an aggregate cash dividend per common share of $0.50 for the first two quarters of fiscal 2026). Additionally, in the first and second quarters of fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80 and $0.25, respectively (for an aggregate cash dividend per common share of $1.05 for the first two quarters of fiscal 2025). Our Board will evaluate future dividend declarations based on a number of factors, including restrictions under our secured asset-based revolving credit facility (“ABL facility”), business conditions, our financial performance, and other considerations.
Provisions in our ABL facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 6, Long-term Debt, to the condensed consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of July 4, 2026 and January 3, 2026, we had no outstanding borrowings under our ABL facility, exclusive of $5.8 million and $6.3 million of outstanding letters of credit, respectively. As of June 28, 2025, we had no outstanding borrowings under our secured cash-flow-based revolving credit facility, exclusive of $6.9 million of outstanding letters of credit. As of July 4, 2026, January 3, 2026, and June 28, 2025, there was approximately $568.6 million, $743.7 million, and $843.1 million available for future borrowing, respectively. Any outstanding borrowings under our ABL facility and secured cash-flow-based revolving

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
credit facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
ABL Facility
On November 17, 2025, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”), entered into a new five-year ABL facility of up to $750.0 million. The ABL facility replaced the Company’s existing $850.0 million secured cash-flow-based revolving credit facility due April 2027. Borrowings under the ABL facility will mature, and lending commitments thereunder will terminate, in November 2030.
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
The availability under the ABL facility was $568.6 million and $743.7 million as of July 4, 2026 and January 3, 2026, respectively. Availability is determined using borrowing base calculations of eligible inventory, accounts receivable, and intellectual property balances, less availability reserves, current outstanding borrowings under the ABL facility, and outstanding letters of credit. Availability may fluctuate throughout the year principally based on changes in eligible inventory and accounts receivable balances. As of July 4, 2026, the borrowing rate for a term Secured Overnight Financing Rate (“SOFR”) loan would have been 4.92%, which includes an excess availability-based adjustment of 1.25%.
As of July 4, 2026, the Company was in compliance with its covenants and requirements under the ABL facility.
Senior Notes
As of July 4, 2026, the Company had $575.0 million principal amount of senior notes outstanding, bearing interest at a rate of 7.375% per annum, and maturing on February 15, 2031. On our condensed consolidated balance sheets, the $575.0 million of outstanding senior notes as of July 4, 2026 is reported net of $7.2 million of unamortized debt issuance-related costs.
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
Based upon this assessment, there were no impairments on the value of goodwill or indefinite-lived intangible tradename assets. The annual assessment indicated that the fair value of assets for the U.S. Wholesale, U.S. Retail, and Other International reporting units exceeded its carrying values by at least 25%. The fair value of assets for the Canada reporting unit exceeded its carrying value by approximately 8%. The assessment indicated that the fair value of our indefinite-lived tradename assets exceeded the carrying values by at least 35%.
Sensitivity tests on the Canada reporting unit showed that a 100 bps increase in the discount rate, a 50 bps decrease in the long-term revenue growth rate, a 250 bps decrease in revenue growth rates, or a 50 bps decrease in operating margins would not change the conclusion and would not result in an impairment charge.
The Company believes that the assumptions used in the impairment tests are reasonable and supportable as of July 4, 2026, and therefore, there were no impairment charges recorded in the second or first two quarters of fiscal 2026. As of July 4, 2026, the carrying value of the goodwill ascribed to the Canada reporting unit was $37.3 million.
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
The financial statements of our foreign subsidiaries that are denominated in functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss.
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025, had a $2.4 million favorable effect on our

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
consolidated net sales. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2026, compared to the first two quarters of fiscal 2025, had an $8.0 million favorable effect on our consolidated net sales.
Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. In our condensed consolidated statement of operations, these gains and losses are recorded within Other expense (income), net. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive loss.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our ABL facility, which carries variable interest rates. As of July 4, 2026, there were no variable rate borrowings outstanding under the ABL facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 4, 2026.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended July 4, 2026 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were reasonably likely to materially affect, such control over financial reporting during the fiscal quarter ended July 4, 2026.

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
We are subject to general political and economic risks in connection with our global operations, including political instability (both in the United States and globally, including the ongoing conflict between Russia and Ukraine and the related economic and retaliatory measures), frequent hostilities between Israel and Hamas, persistent conflict in the Red Sea region, terrorist attacks, and changes in diplomatic and trade relationships, any of which may have a significant adverse effect on our business, financial condition, and results of operations. Economic uncertainty in the United States and abroad has led to growing concerns about the systemic impact of rising energy costs, geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to global economic conditions, we have seen and may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby adversely affecting our customers’ ability or willingness to purchase our products.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
April 5, 2026 through May 2, 2026	—	$—	—	$598,966,271

May 3, 2026 through May 30, 2026	1,913	$34.88	—	$598,966,271

May 31, 2026 through July 4, 2026	—	$—	—	$598,966,271

Total	1,913		—
(1)All the shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between May 3, 2026 and May 30, 2026.
(2)The Company did not repurchase shares in open market transactions during the second quarter of fiscal 2026. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Under share repurchase authorizations approved by our Board of Directors. The share repurchase authorizations have no expiration dates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended July 4, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	November 13, 2025
10.1 *	Offer Letter, dated April 27, 2026.	8-K	10.1	May 1, 2026
10.2 *	Amended and Restated Equity Incentive Plan of Carter’s, Inc.	S-8	99.1	May 14, 2026
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
32	Section 1350 Certification.				X
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from this Quarterly Report on Form 10-Q formatted as Inline XBRL				X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

July 31, 2026	/s/ SHARON PRICE JOHN
Sharon Price John
Chief Executive Officer & President
(Principal Executive Officer)

July 31, 2026	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)