Form 10-Q
period 2026-10-03
CARTERS INC
filed 2026-10-30
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 3, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 36,692,500 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	October 3, 2026	January 3, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$450,957	$487,075	$184,190
Short-term investments	75,000	—	—
Accounts receivable, net of allowance for credit losses of $11,231, $7,587, and $12,026, respectively	228,858	178,566	237,866
Finished goods inventories, net of inventory reserves of $15,394, $8,897, and $12,347, respectively	587,035	544,624	656,149
Prepaid expenses and other current assets	74,497	60,508	55,576
Total current assets	1,416,347	1,270,773	1,133,781
Property, plant, and equipment, net of accumulated depreciation of $581,338, $609,059, and $599,467, respectively	177,632	186,307	189,012
Operating lease assets	562,384	591,806	611,569
Tradenames, net	268,483	268,659	268,718
Goodwill	207,559	208,994	208,351
Customer relationships, net	17,483	20,128	20,993
Other assets	19,389	18,803	37,015
Total assets	$2,669,277	$2,565,470	$2,469,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254,353	$235,700	$240,235
Current operating lease liabilities	131,492	136,488	150,548
Other current liabilities	123,781	133,809	110,907
Total current liabilities	509,626	505,997	501,690
Long-term debt, net	568,135	567,173	498,738
Deferred income taxes	43,340	39,380	41,200
Long-term operating lease liabilities	479,181	508,461	529,139
Other long-term liabilities	14,767	19,411	34,030
Total liabilities	$1,615,049	$1,640,422	$1,604,797

Commitments and contingencies - Note 15

Shareholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 36,692,152, 36,425,877, and 36,518,637 shares issued and outstanding, respectively	367	364	365
Additional paid-in capital	26,751	19,584	18,029
Accumulated other comprehensive loss	(30,719)	(24,361)	(28,107)
Retained earnings	1,057,829	929,461	874,355
Total shareholders’ equity	1,054,228	925,048	864,642
Total liabilities and shareholders’ equity	$2,669,277	$2,565,470	$2,469,439
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$752,456	$757,836	$2,049,060	$1,972,975
Cost of goods sold	397,690	416,208	987,822	1,058,497
Gross profit	354,766	341,628	1,061,238	914,478
Royalty income, net	5,176	5,428	13,158	14,008
Selling, general, and administrative expenses	304,172	317,963	850,357	869,246
Operating income	55,770	29,093	224,039	59,240
Interest expense	11,826	7,173	34,895	22,849
Interest income	(4,797)	(2,573)	(16,536)	(10,007)
Other expense (income), net	329	882	766	(265)
Pension plan settlement	—	8,777	—	8,777
Income before income taxes	48,412	14,834	204,914	37,886
Income tax provision	11,801	3,241	49,009	10,308
Net income	$36,611	$11,593	$155,905	$27,578

Basic net income per common share	$1.00	$0.32	$4.27	$0.75
Diluted net income per common share	$1.00	$0.32	$4.27	$0.75
Dividend declared and paid per common share	$0.25	$0.25	$0.75	$1.30
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$36,611	$11,593	$155,905	$27,578
Other comprehensive (loss) income:
Reclassification related to settlement of Carter’s post-retirement life insurance arrangement, net of tax of $(135) for three fiscal quarters ended October 3, 2026	—	—	(435)	—
Reclassification related to pension plan settlement, net of tax of $1,279 for the fiscal quarter and three fiscal quarters ended September 27, 2025	—	4,117	—	4,117
Gain on OshKosh B’Gosh defined benefit plan, net of tax of $281 for the fiscal quarter and three fiscal quarters ended September 27, 2025	—	905	—	905
Foreign currency translation adjustments	(3,370)	(312)	(5,922)	10,549
Total other comprehensive (loss) income	$(3,370)	$4,710	$(6,357)	$15,571
Comprehensive income	$33,241	$16,303	$149,548	$43,149
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at January 3, 2026	36,425,877	$364	$19,584	$(24,361)	$929,461	$925,048
Withholdings from vesting of restricted stock	(79,985)	—	(3,012)	—	—	(3,012)
Restricted stock activity	504,225	5	(5)	—	—	—
Stock-based compensation expense	—	—	3,684	—	—	3,684
Dividends declared of $0.25 per common share	—	—	—	—	(9,220)	(9,220)
Comprehensive income	—	—	—	(2,379)	14,336	11,957
Balance at April 4, 2026	36,850,117	$369	$20,251	$(26,740)	$934,577	$928,457
Withholdings from vesting of restricted stock	(1,913)	—	(67)	—	—	(67)
Restricted stock activity	(136,303)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,689	—	—	3,689
Dividends declared of $0.25 per common share	—	—	—	—	(9,140)	(9,140)
Comprehensive income	—	—	—	(609)	104,958	104,349
Other	—	—	35	—	—	35
Balance at July 4, 2026	36,711,901	$367	$23,910	$(27,349)	$1,030,395	$1,027,323
Withholdings from vesting of restricted stock	(18,496)	—	(738)	—	—	(738)
Restricted stock activity	(1,253)	—	—	—	—	—
Stock-based compensation expense	—	—	3,578	—	—	3,578
Dividends declared of $0.25 per common share	—	—	—	—	(9,177)	(9,177)
Comprehensive income	—	—	—	(3,370)	36,611	33,241
Other	—	—	1	—	—	1
Balance at October 3, 2026	36,692,152	$367	$26,751	$(30,719)	$1,057,829	$1,054,228
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 28, 2024	36,041,995	$360	$3,856	$(43,678)	$894,024	$854,562
Withholdings from vesting of restricted stock	(93,538)	(1)	(4,221)	—	—	(4,222)
Restricted stock activity	288,657	3	(3)	—	—	—
Stock-based compensation expense	—	—	9,753	—	—	9,753
Dividends declared of $0.80 per common share	—	—	—	—	(28,999)	(28,999)
Comprehensive income	—	—	—	612	15,539	16,151
Balance at March 29, 2025	36,237,114	$362	$9,385	$(43,066)	$880,564	$847,245
Withholdings from vesting of restricted stock	(3,233)	—	(110)	—	—	(110)
Restricted stock activity	233,190	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,188	—	—	5,188
Dividends declared of $0.25 per common share	—	—	—	—	(9,116)	(9,116)
Comprehensive income	—	—	—	10,249	446	10,695
Balance at June 28, 2025	36,467,071	$365	$14,460	$(32,817)	$871,894	$853,902
Withholdings from vesting of restricted stock	(6,238)	—	(157)	—	—	(157)
Restricted stock activity	57,804	—	—	—	—	—
Stock-based compensation expense	—	—	3,726	—	—	3,726
Dividends declared of $0.25 per common share	—	—	—	—	(9,132)	(9,132)
Comprehensive income	—	—	—	4,710	11,593	16,303
Balance at September 27, 2025	36,518,637	$365	$18,029	$(28,107)	$874,355	$864,642
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$155,905	$27,578
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	36,698	37,797
Amortization of intangible assets	2,825	2,781
Provision for excess and obsolete inventory, net	6,581	3,912
Amortization of debt issuance costs	1,723	1,253
Stock-based compensation expense	10,951	18,667
Unrealized foreign currency exchange loss (gain), net	394	(393)
Provision for credit losses	3,657	6,864
Unrealized gain on investments	(1,589)	(1,477)
Pension plan settlement	—	8,777
Deferred income taxes expense	4,317	879
Other operating items, net	(620)	21
Effect of changes in operating assets and liabilities:
Accounts receivable	(54,436)	(48,893)
Finished goods inventories	(51,836)	(153,621)
Prepaid expenses and other assets	(14,448)	(25,509)
Accounts payable and other liabilities	1,689	(14,946)
Net cash provided by (used in) operating activities	$101,811	$(136,310)

Cash flows from investing activities:
Capital expenditures	$(29,663)	$(42,662)
Purchases of short-term investments	(75,000)	—
Net cash used in investing activities	$(104,663)	$(42,662)

Cash flows from financing activities:
Dividends paid	$(27,465)	$(47,247)
Withholdings from vesting of restricted stock	(3,817)	(4,489)
Other	—	(370)
Net cash used in financing activities	$(31,282)	$(52,106)

Net effect of exchange rate changes on cash and cash equivalents	(1,984)	2,342
Net decrease in cash and cash equivalents	$(36,118)	$(228,736)
Cash and cash equivalents, beginning of period	487,075	412,926
Cash and cash equivalents, end of period	$450,957	$184,190
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended October 3, 2026 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 2, 2027.
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
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2026 will end on January 2, 2027 and includes 52 weeks. Fiscal 2025 ended on January 3, 2026 and included 53 weeks. The fiscal quarters ended October 3, 2026 and September 27, 2025 each included 13 weeks.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies. During the first quarter of fiscal 2026, the Company began accounting for potential refunds of tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”) as gain contingencies, as described below. During the third quarter of fiscal 2026, the Company began investing a portion of its cash in certificates of deposit, as described below.
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
During the second quarter of fiscal 2026, the Company received refund payments from U.S. Customs and Border Protection totaling approximately $132 million, including interest, in connection with various adjudicated claims, and the related recovery has been recognized. The Company recorded approximately $128 million of the recovery as a reduction of Cost of goods sold and $4 million in Interest income within the condensed consolidated statement of operations. As of October 3, 2026, the Company’s remaining unadjudicated IEEPA refund claims, which continue to be accounted for as gain contingencies, were approximately $2 million. Uncertainty remains regarding the timing, amount, and ultimate receipt of any further refunds, and accordingly no additional amounts have been recognized in the condensed consolidated financial statements for these remaining claims.
Cash and Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents include deposit accounts, cash management funds invested in U.S. government instruments, and certificates of deposit with original maturities of three months or less. These investments are stated at cost, which approximates fair value. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions; these amounts typically settle in less than five days.
Investments with original maturities greater than three months at the date of purchase are excluded from Cash and cash equivalents. Such investments are classified as Short-term investments when their remaining maturities as of the balance sheet date are twelve months or less, and within Other assets when their remaining maturities as of the balance sheet date exceed twelve months. The Company’s Short-term investments consist of fixed-rate certificates of deposit held with a major financial institution, with interest payable at maturity. These investments are carried at cost, which approximates fair value due to their short-term maturities. Accrued interest is recorded within Prepaid expenses and other current assets in the condensed consolidated balance sheets, and interest earned is recognized in Interest income in the condensed consolidated statement of operations. Purchases of these investments are presented within investing activities in the condensed consolidated statement of cash flows, and amounts received at maturity are presented within investing activities to the extent of the original principal and within operating activities to the extent of interest received.
As of October 3, 2026, the Company held $25.0 million of certificates of deposit classified as Cash and cash equivalents and $75.0 million of certificates of deposit classified as Short-term investments in the condensed consolidated balance sheets. No certificates of deposit were held as of January 3, 2026 or September 27, 2025.
Goodwill and Tradename Assets
During the second and third quarters of fiscal 2025, the Company identified a triggering event related to the new tariffs enacted by the U.S. Administration and the resulting unfavorable impact on the Company’s financial forecasts, as well as a sustained decrease in the Company’s stock price at that time. As a result, the Company performed a quantitative impairment test on the goodwill ascribed to each of the Company’s reporting units and on the value of its indefinite-lived intangible tradename assets in the second and third quarters of fiscal 2025, which resulted in no impairment. The Company did not identify any triggering events during the third quarter or first three quarters of fiscal 2026 that would require an interim quantitative impairment test.
Expiration of Shareholder Rights Plan
On September 22, 2025, the Board of Directors of the Company adopted a limited duration shareholder rights agreement (the “Rights Agreement”) in response to the rapid accumulation of a significant amount of the common stock of the Company by a third party. Pursuant to the Rights Agreement, the Company issued, by means of a “dividend,” one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on October 3, 2025.
The Rights Agreement expired in accordance with its terms on September 21, 2026, and all Rights issued thereunder expired unexercised. Neither the adoption nor the expiration of the Rights Agreement had an impact on the Company’s condensed consolidated financial statements, including basic and diluted earnings per share. Additional information is included in the Company’s Current Report on Form 8-K filed September 21, 2026, which is not incorporated herein by reference, as well as in Part II, Item 5. “Other Information”.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses (ASU 2024-03)
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The ASU is intended to increase transparency and comparability of financial statements by requiring public business entities to disclose in the notes to the financial statements additional information about specified expense components included in certain expense captions presented on the face of the consolidated statement of operations. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt the ASU for its fiscal 2027 annual reporting period using a prospective transition method. The Company does not expect adoption of the ASU to have a material impact on amounts reported in its consolidated financial statements; however, adoption will require additional disclosures in the notes to the consolidated financial statements.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) through its retail stores, eCommerce websites, and mobile app, and to other retailers and partners that in turn sell the products to their own consumers (“wholesale”). The Company also earns royalties from certain of its licensees that sell products under the Company’s brands.
Revenues disaggregated by segment and channel were as follows:

	Fiscal quarter ended October 3, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$362,624	$—	$74,641	$437,265
Wholesale	—	273,110	42,081	315,191
	$362,624	$273,110	$116,722	$752,456

Royalty income, net	$1,883	$2,453	$840	$5,176

	Three fiscal quarters ended October 3, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$999,549	$—	$201,806	$1,201,355
Wholesale	—	740,069	107,636	847,705
	$999,549	$740,069	$309,442	$2,049,060

Royalty income, net	$4,077	$7,135	$1,946	$13,158

	Fiscal quarter ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$362,307	$—	$70,209	$432,516
Wholesale	—	283,805	41,515	325,320
	$362,307	$283,805	$111,724	$757,836

Royalty income, net	$2,434	$2,239	$755	$5,428

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three fiscal quarters ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Direct-to-consumer	$956,288	$—	$184,651	$1,140,939
Wholesale	—	726,899	105,137	832,036
	$956,288	$726,899	$289,788	$1,972,975

Royalty income, net	$4,359	$7,680	$1,969	$14,008
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net were as follows:

(dollars in thousands)	October 3, 2026	January 3, 2026	September 27, 2025
Trade receivables from wholesale customers, net	$228,370	$174,566	$239,417
Royalties receivable	4,729	4,011	4,960
Other receivables(1)	10,643	11,705	8,957
Total gross receivables	$243,742	$190,282	$253,334
Less: Wholesale accounts receivable reserves(2)(3)	(14,884)	(11,716)	(15,468)
Accounts receivable, net	$228,858	$178,566	$237,866
(1)Includes receivables related to shipping volume rebates, healthcare-related rebates, amounts due from third-party gift card program partners, recoveries related to provisional anti-dumping duties in Mexico, and tax recoveries.
(2)Includes allowance for chargebacks of $3.7 million, $4.1 million, and $3.4 million for the periods ended October 3, 2026, January 3, 2026, and September 27, 2025, respectively.
(3)Includes allowance for credit losses of $11.2 million, $7.6 million, and $12.0 million for the periods ended October 3, 2026, January 3, 2026, and September 27, 2025, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material to the Company’s condensed consolidated financial statements.
The Company recognizes a contract liability when it has received consideration before transferring the related goods to the customer. The Company’s contract liabilities primarily consist of (1) obligations related to unredeemed gift cards, (2) unredeemed customer loyalty rewards, and (3) the unamortized upfront bonus received from a third-party financial institution under the Company’s private label credit card program. Contract liabilities are classified as current and are included in Other current liabilities on the Company’s condensed consolidated balance sheets.
Contract Liabilities
Total contract liabilities were as follows:

(dollars in thousands)	October 3, 2026	January 3, 2026	September 27, 2025
Contract liabilities - current:
Unredeemed gift cards	$25,897	$25,994	$25,318
Unredeemed customer loyalty rewards	2,420	2,372	2,232
Carter’s credit card upfront bonus	—	—	179
Total contract liabilities - current	$28,317	$28,366	$27,729
Composition of Contract Liabilities
Unredeemed gift cards - represent obligations to transfer goods in the future to customers that have purchased gift cards. Gift card contract liabilities change due to the issuance and redemption of gift cards and the recognition of breakage on balances that are not expected to be redeemed. Although gift cards do not expire, all outstanding gift card balances are classified as current liabilities, as they are redeemable on demand by the cardholder. The majority of gift cards are redeemed within one year of issuance. During the third quarters of fiscal 2026 and fiscal 2025, the Company recognized revenue of $1.3 million and $1.3 million related to the gift card liability balance that existed at July 4, 2026 and June 28, 2025, respectively. Additionally, during the first three quarters of fiscal 2026 and fiscal 2025, the Company recognized revenue of $7.3 million and $6.8 million related to the gift card liability balance that existed at January 3, 2026 and December 28, 2024, respectively.

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
Carter’s credit card upfront bonus - represents the unamortized portion of the upfront signing bonus received from a third-party financial institution under the Company’s private label credit card program. This bonus was recognized as revenue over the term of the agreement.
NOTE 4 – OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(dollars in thousands)	October 3, 2026	January 3, 2026	September 27, 2025
Unredeemed gift cards	$25,897	$25,994	$25,318
Income taxes payable(1)	13,577	635	7,286
Accrued employee benefits(2)	12,758	28,021	17,180
Accrued bonuses and incentive compensation	9,525	19,861	13,851
Accrued taxes	8,527	10,334	10,671
Other(3)	53,497	48,964	36,601
Total other current liabilities	$123,781	$133,809	$110,907
(1)The increase as of October 3, 2026 primarily reflects the timing of estimated income tax payments, which are based on annualized income.
(2)Includes accruals for severance and other termination benefits. See Note 13, Organizational Restructuring, for additional information.
(3)Amounts as of October 3, 2026 and January 3, 2026 include liabilities under the deferred compensation plan. See Note 10, Fair Value Measurements, for additional information.
NOTE 5 – SUPPLY CHAIN FINANCE PROGRAM
The Company has established a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables participating suppliers to accelerate payments for receivables due from the Company by selling receivables directly to the participating financial institutions at their discretion. As of October 3, 2026, the SCF program has a $70.0 million revolving capacity. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program and has no economic interest in the suppliers’ decision to sell a receivable. Payment terms for most of the Company’s suppliers are 60 days, regardless of participation in the SCF program. The Company settles obligations with the participating financial institutions in accordance with the original invoice due dates, and participation in the SCF program does not extend the Company’s payment terms. The Company does not provide any guarantees in connection with the SCF program and does not pledge collateral under the program.
The Company’s liability related to amounts payable to participating financial institutions for suppliers who voluntarily participate in the SCF program is included in Accounts payable on the condensed consolidated balance sheets. As of October 3, 2026, January 3, 2026, and September 27, 2025, amounts under the SCF program included in Accounts payable were $23.7 million, $13.5 million, and $24.5 million, respectively. Payments made in connection with the SCF program, like payments of other accounts payable, are reflected as a reduction to operating cash flow.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	October 3, 2026	January 3, 2026	September 27, 2025
$575 million 7.375% Senior Notes due 2031	$575,000	$575,000	$—
$500 million 5.625% Senior Notes due 2027	—	—	500,000
Less unamortized debt issuance-related costs	(6,865)	(7,827)	(1,262)
Senior notes, net	$568,135	$567,173	$498,738
Secured revolving credit facility	—	—	—
Total long-term debt, net	$568,135	$567,173	$498,738
Secured Revolving Credit Facility
As of October 3, 2026 and January 3, 2026, the Company had no outstanding borrowings under its secured asset-based revolving credit facility (“ABL facility”), exclusive of $5.8 million and $6.3 million of outstanding letters of credit, respectively. As of September 27, 2025, the Company had no outstanding borrowings under its secured cash-flow-based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
revolving credit facility, exclusive of $6.9 million of outstanding letters of credit. As of October 3, 2026, January 3, 2026, and September 27, 2025, there was approximately $540.5 million, $743.7 million, and $843.1 million available for future borrowing, respectively. Any outstanding borrowings under the Company’s ABL facility and secured cash-flow-based revolving credit facility are classified as non-current liabilities on the Company’s condensed consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow the Company to repay some or all of the outstanding borrowings at any time.
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
The availability under the ABL facility was $540.5 million and $743.7 million as of October 3, 2026 and January 3, 2026, respectively. Availability is determined using borrowing base calculations of eligible inventory, accounts receivable, and intellectual property balances, less availability reserves, current outstanding borrowings under the ABL facility, and outstanding letters of credit. Availability may fluctuate throughout the year principally based on changes in eligible inventory and accounts receivable balances. As of October 3, 2026, the borrowing rate for a term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.16%, which includes an excess availability-based adjustment of 1.25%.
As of October 3, 2026, the Company was in compliance with its covenants and requirements under the ABL facility.
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
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company’s Board of Directors (the “Board”) has authorized share repurchase programs providing for the repurchase of up to an aggregate of $1.00 billion of the Company’s common stock. As of October 3, 2026, the total remaining capacity under outstanding repurchase authorizations, based on settled repurchase transactions, was $599.0 million. The share repurchase authorizations have no expiration dates.
The Company did not repurchase and retire any shares of its common stock through open market transactions during the first three quarters of fiscal 2026 and 2025.
Dividends
In each of the first three quarters of fiscal 2026, the Company’s Board declared, and the Company paid, a cash dividend per common share of $0.25 (for an aggregate of $0.75 per common share for the first three quarters of fiscal 2026). In the first,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
second, and third quarters of fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80, $0.25, and $0.25, respectively (for an aggregate of $1.30 per common share for the first three quarters of fiscal 2025).
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
NOTE 8 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Restricted stock:
Time-based awards(1)(2)	$2,845	$2,919	$8,690	$15,260
Performance-based awards(2)	289	694	585	1,125
Market-based awards(2)	444	113	524	682
Stock awards	—	—	1,152	1,600
Total	$3,578	$3,726	$10,951	$18,667
(1)First three quarters of fiscal 2025 include accelerated vesting of outstanding time-based restricted stock awards related to the retirement of Michael D. Casey, the Company’s former Chief Executive Officer, in the first quarter of fiscal 2025.
(2)First three quarters of fiscal 2026 include forfeitures of outstanding time-based, performance-based, and market-based restricted stock awards related to the departure of Douglas C. Palladini, the Company’s former Chief Executive Officer, in the second quarter of fiscal 2026.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
On April 28, 2026, Douglas C. Palladini departed the Company as Chief Executive Officer (“CEO”) and President and resigned as a member of the Board. In connection with his departure, his outstanding restricted stock awards were forfeited, resulting in a reversal of previously recognized stock-based compensation expense of approximately $0.5 million, which is reflected in the table above for the first three quarters of fiscal 2026.
On May 1, 2026, the Company announced the appointment of Sharon Price John as CEO and President of the Company and a member of the Board, effective June 15, 2026. On June 15, 2026, in connection with Ms. John’s appointment pursuant to the terms of her employment agreement, the Company granted Ms. John 62,204 shares of time-based restricted stock awards, 46,651 shares of performance-based restricted stock awards, and 46,651 shares of market-based restricted stock awards. The number of shares granted was based on the closing price of the Company’s stock on the grant date, which was $41.80, with the time-based and performance-based restricted stock awards having a grant-date fair value of $41.80 per share and the market-based restricted stock awards having a grant-date fair value of $69.05 per share.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	October 3, 2026	January 3, 2026	September 27, 2025
Cumulative foreign currency translation adjustments	$(31,351)	$(25,428)	$(29,173)
Pension and post-retirement obligations(1)(2)(3)	632	1,066	1,066
Total accumulated other comprehensive loss	$(30,719)	$(24,361)	$(28,107)
(1)Net of income taxes of $0.2 million, $0.3 million, and $0.3 million for the periods ended October 3, 2026, January 3, 2026, and September 27, 2025, respectively.
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
During the first quarter of fiscal 2026, the Company made a lump-sum payment to a third-party insurance provider to assume all remaining premium obligations related to its post-retirement life insurance arrangement. In connection with this settlement, $0.4 million of deferred gains on post-retirement life obligations (net of income taxes of $0.1 million) were reclassified from Accumulated other comprehensive loss to Other expense (income), net within the condensed consolidated statement of operations. During the third quarter of fiscal 2026, no amounts were reclassified from Accumulated other comprehensive loss to the condensed consolidated statement of operations.
During the third quarter of fiscal 2025, the Company substantially completed the process of settling its pension obligations under the frozen OshKosh B’Gosh, Inc. Pension Plan (the “pension plan”). As a result, the Company remeasured the funded status of the pension plan as of August 31, 2025. In the third quarter and first three quarters of fiscal 2025, a gain on pension obligations of $0.9 million (net of income taxes of $0.3 million) was recognized in Accumulated other comprehensive loss related to this remeasurement. Additionally, in the third quarter and first three quarters of fiscal 2025, $4.1 million of deferred losses on pension obligations (net of income taxes of $1.3 million) were reclassified from Accumulated other comprehensive loss to Pension plan settlement within the condensed consolidated statement of operations in connection with the settlement of the pension plan. In the first quarter of fiscal 2026, the Company distributed the surplus plan assets, net of final plan expenses and adjustments, in accordance with the terms of the plan and regulatory requirements.
NOTE 10 – FAIR VALUE MEASUREMENTS
Deferred Compensation Plan Investments
In support of The William Carter Company Deferred Compensation Plan (the “Deferred Compensation Plan”), the Company invested comparable amounts in marketable securities, principally equity-based mutual funds, to approximate the participants’ investment return on employee deferrals of compensation. These investments were held in an irrevocable Rabbi Trust established to fund the Company’s obligations under the Deferred Compensation Plan and their use was restricted to meeting those obligations.
In fiscal 2025, the Board approved the termination of the Deferred Compensation Plan, effective as of September 20, 2025. In October 2026, subsequent to the end of the third quarter of fiscal 2026, the Company liquidated the Rabbi Trust investments and settled the Deferred Compensation Plan obligations.
The Rabbi Trust investments were included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of October 3, 2026 and January 3, 2026, and their aggregate fair values were $23.3 million and $21.7 million, respectively. As of September 27, 2025, the aggregate fair value of the Rabbi Trust investments was $21.0 million and was included in Other assets. The change in classification reflects the Company’s intent, following the termination of the Deferred Compensation Plan, to liquidate the Rabbi Trust investments to fund the settlement of Deferred Compensation Plan obligations.
These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.4 million and $1.6 million for the third quarter and the first three quarters of fiscal 2026, respectively. Gains on the investments in marketable securities were $1.0 million and $1.5 million for the third quarter and the first three quarters of fiscal 2025, respectively. These amounts are included in Other expense (income), net on the Company’s condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Borrowings
As of October 3, 2026, the Company had no outstanding borrowings under its ABL facility.
The fair value of the Company’s senior notes was $579.3 million, $592.9 million, and $500.2 million at October 3, 2026, January 3, 2026, and September 27, 2025, respectively. The fair value of these senior notes was estimated using observable market inputs, which incorporate quoted market prices of comparable borrowings, the Company’s credit risk, and current market conditions, and is therefore within Level 2 of the fair value hierarchy. The senior notes had a notional value and carrying value (gross of debt issuance costs) of $575.0 million, $575.0 million, and $500.0 million as of October 3, 2026, January 3, 2026, and September 27, 2025, respectively.
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
NOTE 11 – INCOME TAXES
The Company’s income tax provision and effective tax rates for the fiscal periods indicated were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Income tax provision	$11,801	$3,241	$49,009	$10,308
Effective income tax rate	24.4%	21.8%	23.9%	27.2%
The Company’s effective income tax rate was 24.4% for the third fiscal quarter ended October 3, 2026, compared to 21.8% for the third fiscal quarter ended September 27, 2025. The increase in the effective tax rate for the period was driven by a higher estimated annual effective tax rate, reflecting a larger proportion of income generated in higher tax jurisdictions, including income from IEEPA tariff refunds in the U.S., and net unfavorable discrete tax items compared to the prior-year period.
The Company’s effective income tax rate was 23.9% for the first three fiscal quarters ended October 3, 2026, compared to 27.2% for the first three fiscal quarters ended September 27, 2025. The decrease in the effective tax rate was driven by discrete tax items recognized in the prior-year period, including incremental tax expense related to expiring stock-based compensation, which had a disproportionate impact on that period’s rate given its lower level of pre-tax income. This was partially offset by a higher estimated annual effective tax rate, reflecting a larger proportion of income generated in higher tax jurisdictions.
As of October 3, 2026, the Company had gross unrecognized income tax benefits of $6.2 million, of which $5.2 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	35,623,722	35,443,712	35,569,482	35,388,596
Dilutive effect of equity awards	12,505	146	7,957	348
Diluted number of common and common equivalent shares outstanding	35,636,227	35,443,858	35,577,439	35,388,944

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$36,611	$11,593	$155,905	$27,578
Income allocated to participating securities	(842)	(305)	(4,103)	(1,118)
Net income available to common shareholders	$35,769	$11,288	$151,802	$26,460
Basic net income per common share	$1.00	$0.32	$4.27	$0.75

Diluted net income per common share:
Net income	$36,611	$11,593	$155,905	$27,578
Income allocated to participating securities	(842)	(305)	(4,102)	(1,118)
Net income available to common shareholders	$35,769	$11,288	$151,803	$26,460
Diluted net income per common share	$1.00	$0.32	$4.27	$0.75

Anti-dilutive awards excluded from diluted earnings per share computation(*)	178,519	201,909	149,119	289,835
(*)The anti-dilutive shares excluded from diluted net income per common share primarily relate to out-of-the-money stock options and certain unvested restricted stock awards that were anti-dilutive in part due to unrecognized compensation costs.
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
As of January 3, 2026, the Company had an accrual of $8.8 million related to these actions recorded in Other current liabilities on the condensed consolidated balance sheets. During the first two quarters of fiscal 2026, the Company paid substantially all of the remaining severance and other termination benefits and completed the restructuring. The Company recorded no charges related to this restructuring during the third quarter or the first three quarters of fiscal 2026.

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
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses and the impact of IEEPA tariff refund recoveries, as well as specific charges that are not directly attributable to segment operations, including operating model improvement costs, restructuring costs, leadership transition costs, specific intellectual property litigation costs, and impairment charges related to goodwill and indefinite-lived intangible assets. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.
Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in unallocated corporate expenses below.
Segment Performance
The table below presents certain segment information for the Company’s reportable segments for the periods indicated:

	Fiscal quarter ended October 3, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$362,624	$273,110	$116,722	$752,456
Cost of goods sold(1)	145,330	193,546	58,814	397,690
Selling expenses(2)	133,587	2,241	29,780	165,608
Distribution expenses(3)	26,883	15,810	7,188	49,881
Other segment items(4)	37,517	12,798	9,235	59,550
Segment operating income	$19,307	$48,715	$11,705	$79,727
(1)IEEPA tariff refund recoveries are excluded from segment operating income.
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

	Three fiscal quarters ended October 3, 2026
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$999,549	$740,069	$309,442	$2,049,060
Cost of goods sold	413,637	543,928	157,932	1,115,497
Selling expenses	384,206	7,080	85,980	477,266
Distribution expenses	64,206	44,726	18,773	127,705
Other segment items	104,903	29,095	25,484	159,482
Segment operating income	$32,597	$115,240	$21,273	$169,110
Note: See footnotes above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$362,307	$283,805	$111,724	$757,836
Cost of goods sold	152,721	205,441	58,046	416,208
Selling expenses	130,217	2,245	27,930	160,392
Distribution expenses	28,819	16,681	7,370	52,870
Other segment items	40,574	15,440	9,206	65,220
Segment operating income	$9,976	$43,998	$9,172	$63,146
Note: See footnotes above.

	Three fiscal quarters ended September 27, 2025
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Net sales	$956,288	$726,899	$289,788	$1,972,975
Cost of goods sold	389,864	514,117	154,516	1,058,497
Selling expenses	378,985	7,054	78,411	464,450
Distribution expenses	66,279	47,092	18,508	131,879
Other segment items	105,108	32,267	25,789	163,164
Segment operating income	$16,052	$126,369	$12,564	$154,985
Note: See footnotes above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents a reconciliation of reportable segment operating income to Income before income taxes:

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Total segment operating income	$79,727	$63,146	$169,110	$154,985
Items not included in segment operating income:
Tariff refund recovery(1)	—	—	127,669	—
Unallocated corporate expenses(2)	(22,794)	(23,767)	(65,635)	(68,465)
Leadership transition costs(3)	—	(500)	(4,726)	(7,694)
IP litigation costs(4)	(1,163)	—	(2,379)	—
Organizational restructuring(5)	—	(6,117)	—	(6,117)
Operating model improvement costs(6)	—	(3,669)	—	(13,469)
Consolidated operating income	$55,770	$29,093	$224,039	$59,240
Interest expense	11,826	7,173	34,895	22,849
Interest income	(4,797)	(2,573)	(16,536)	(10,007)
Other expense (income), net	329	882	766	(265)
Pension plan settlement(7)	—	8,777	—	8,777
Income before income taxes	$48,412	$14,834	$204,914	$37,886
(1)Related to $128 million of IEEPA tariff refund recoveries, excluding interest received, which are reflected as a reduction of Cost of goods sold in our condensed consolidated statement of operations.
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
(4)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies, to the condensed consolidated financial statements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(5)Related to charges for severance and other termination benefits as a result of organizational restructuring.
(6)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(7)Related to non-cash charges as a result of pension plan settlements.
Additional Data by Segment
The table below presents additional information for our reportable segments for the periods presented:
Depreciation and amortization expense

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
U.S. Wholesale	$1,819	$2,182	$5,637	$6,541
U.S. Retail	8,155	8,667	24,638	25,426
International	2,719	2,472	8,126	7,266
Unallocated corporate	182	445	1,122	1,345
Total	$12,875	$13,766	$39,523	$40,578
NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is a defendant in a legal matter related to allegations of intellectual property infringement. Given the inherent uncertainty of litigation, it is reasonably possible that the Company may incur a loss; however, the range of reasonably possible loss is not material to the Company’s financial position, results of operations, or cash flows. The ultimate outcome of this matter, including the Company’s estimate of the range of reasonably possible loss, is inherently uncertain, and the ultimate outcome of the litigation could be materially different from the Company’s current estimates.
The Company’s contractual obligations and commitments include obligations associated with leases, the ABL facility, senior notes, and employee benefit plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not historical fact and use predictive words such as “estimates”, “outlook”, “guidance”, “expect”, “believe”, “intend”, “designed”, “target”, “plans”, “may”, “will”, “are confident” and similar words are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements and related assumptions involve risks and uncertainties that could cause actual results and outcomes to differ materially from any forward-looking statements or views expressed in this Form 10-Q. These risks and uncertainties include, but are not limited to, those disclosed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2026 and Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, and otherwise in our reports and filings with the Securities and Exchange Commission, as well as the following factors: changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits; risks related to public health crises; risks related to the organizational restructuring plan, including, but not limited to, our ability to achieve the expected savings from the plan and to fully implement the plan; risks related to consumer tastes and preferences, as well as fashion trends; the failure to protect our intellectual property; the diminished value of our brands, potentially as a result of negative publicity or unsuccessful branding and marketing efforts; delays, product recalls, or loss of revenue due to a failure to meet our quality standards; risks related to uncertainty regarding the future of international trade agreements and the United States’ position on international trade, as well as significant political, trade, and regulatory developments and other circumstances beyond our control; the roll-back of incremental tariffs imposed under the International Emergency Economic Powers Act (the “incremental tariffs”) and any additional actions taken in response to their roll-back, including, but not limited to, tariffs imposed pursuant to Section 122 of the Trade Act of 1974 and tariffs imposed under Section 301 of the Trade Act of 1974; our ability to recover refunds of incremental tariff amounts or other tariff amounts paid; increased competition in the marketplace; ongoing political and economic conflicts that could impact our global and domestic operations, including, but not limited to, the conflict between the United States, Israel, and Iran; financial difficulties for one or more of our major customers; identification of locations and negotiation of appropriate lease terms for our retail stores; distinct risks facing our eCommerce business; failure to forecast demand for our products and our failure to manage our inventory; increased margin pressures, including increased cost of materials and labor and our inability to successfully increase prices to offset these increased costs; continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue, to affect freight, transit, and other costs; fluctuations in foreign currency exchange rates; unseasonable or extreme weather conditions; risks associated with corporate responsibility issues; our foreign sourcing arrangements; a relatively small number of vendors supply a significant amount of our products; disruptions in our supply chain, including increased transportation and freight costs; our ability to effectively source and manage inventory; problems with our Braselton, Georgia distribution facility; pending and threatened lawsuits; a breach of our information technology systems and the loss of personal data or a failure to implement new information technology systems successfully; unsuccessful expansion into international markets; failure to comply with various laws and regulations; failure to properly manage strategic initiatives; retention of key individuals; acquisition and integration of other brands and businesses; failure to achieve sales growth plans and profitability objectives to support the carrying value of our intangible assets; our continued ability to meet obligations related to our debt; changes in our tax obligations, including additional customs, duties or tariffs; our continued ability to declare and pay a dividend; volatility in the market price of our common stock; and the cost or effort required for our shareholders to bring certain claims or actions against us, as a result of our designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
As of October 3, 2026, our channels included 1,035 company-operated retail stores in North America, eCommerce websites, approximately 19,500 wholesale locations in North America, as well as our international wholesale accounts and licensees who operate in over 1,100 locations outside of North America in over 90 countries.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2025 fiscal year ended January 3, 2026.
Fiscal Periods
The Company operates on a 52 or 53 week fiscal calendar. Fiscal 2026 will end on January 2, 2027 and includes 52 weeks. Fiscal 2025 ended on January 3, 2026 and included 53 weeks. The fiscal quarters ended October 3, 2026 and September 27, 2025 each included 13 weeks.
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
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker evaluates the operating performance of the segments based upon each segment’s net sales and segment operating income. Segment operating income includes net sales, royalty income, and related cost of goods sold and selling, general, and administrative expenses attributable to each segment. Segment operating income excludes unallocated corporate expenses and the impact of IEEPA tariff refund recoveries, as well as specific charges that are not directly attributable to segment operations, including operating model improvement costs, restructuring costs, leadership transition costs, specific intellectual property litigation costs, and impairment charges related to goodwill and indefinite-lived intangible assets.
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
Recent Developments
Reimagined Carter’s Brand
In September 2026, the Company launched a comprehensive branding initiative, the first update to the Carter’s brand identity in 25 years, which includes a new logo and brand promise, “Let every child’s light shine.” The new logo and brand promise began rolling out across Carter’s channels in the third quarter of fiscal 2026, with additional retail, product, and packaging elements expected in fiscal 2027.
Executive Leadership Transition
On May 1, 2026, the Company announced that the Board of Directors (the “Board”) appointed Sharon Price John as Chief Executive Officer (“CEO”) & President of the Company and a member of the Board effective June 15, 2026. In connection with the appointment of Ms. John, Douglas C. Palladini departed the Company as CEO & President and resigned as a member of the Board effective April 28, 2026. Additional information regarding these management changes and related arrangements is included in the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Trade Policy
The Company’s results of operations have been, and may continue to be, affected by several U.S. trade actions, as described below.
Russia Sanctions Tariffs
In September 2026, the Lindsey O. Graham Sanctioning Russia and Iran Act of 2026 (the “Russia Sanctioning Act”) was enacted into law. Among other measures, the legislation authorizes the President to impose tariffs of up to 100% on goods imported into the United States from qualifying countries that purchase crude oil or natural gas originating in the Russian Federation. A country initially qualifies if it is among the five largest importers of Russian oil or gas and continues making new purchases 30 days after enactment, or if it is among the top five countries facilitating Russian-oil sanctions evasion. On October 16, 2026, President Trump formally issued waivers for sanctions and tariffs required under the Russia Sanctioning Act, delaying the implementation of additional tariffs. Per the Executive Order, the waivers are to remain in effect until further action is determined to be appropriate. As of the date of this filing, no tariffs have been imposed under the legislation with respect to the countries from which the Company sources its products, and the scope, timing, duration, and rates of any tariffs ultimately imposed, as well as the availability of any exclusions or waivers, remain uncertain.
Certain of the countries from which the Company sources a portion of its products purchase energy originating in the Russian Federation. If the waivers are withdrawn or tariffs are otherwise imposed under the Russia Sanctioning Act, products the Company imports from those countries into the United States could become subject to additional tariffs. The Company will continue monitoring developments and evaluating potential mitigation measures. No amounts related to the legislation have been recognized in the Company’s condensed consolidated financial statements as of October 3, 2026.
IEEPA Tariff Refunds
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
During the second quarter of fiscal 2026, the Company received refund payments from U.S. Customs and Border Protection totaling approximately $132 million, including interest, in connection with various adjudicated claims, and the related recovery has been recognized. The Company recorded approximately $128 million of the recovery as a reduction of Cost of goods sold and $4 million in Interest income. As of October 3, 2026, the Company’s remaining unadjudicated IEEPA refund claims, which continue to be accounted for as gain contingencies, were approximately $2 million. Uncertainty remains regarding the timing, amount, and ultimate receipt of any further refunds, and accordingly no additional amounts have been recognized in the condensed consolidated financial statements for these remaining claims.
Section 122 and Section 301 Tariffs
In response to the ruling on IEEPA tariffs, the U.S. Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974 (“Section 122”), effective February 24, 2026. In May 2026, the U.S. Court of International Trade issued a ruling finding the Section 122 tariffs unlawful, although this ruling is currently stayed pending appeal. The Section 122 tariffs imposed effective February 24, 2026 expired on July 24, 2026. Effective July 24, 2026, the U.S. Administration imposed additional tariffs under Section 301(b) of the Trade Act of 1974 (“Section 301”) as a result of the Administration’s investigations into forced labor practices of various foreign countries. These tariffs range from 10% to 12.5% and apply to imports from approximately 60 countries and territories. During the first three quarters of fiscal 2026, the Company paid approximately $53 million of incremental Section 122 and Section 301 tariffs related to imports from Vietnam, India, Bangladesh, Cambodia, and other countries. As of October 3, 2026, approximately $24 million of these tariffs remained capitalized within the Company’s inventory balances.
In addition, the U.S. Administration is continuing its separate investigation, under Section 301(b), into excess capacity and production in manufacturing sectors in foreign countries, which could result in tariff levels comparable to those previously in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
effect under the IEEPA tariffs. As of the date of this filing, no tariffs have been proposed or imposed as a result of the excess capacity investigation.
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
Third Fiscal Quarter 2026 Financial Highlights
Unless otherwise stated, comparisons below are to the third quarter of fiscal 2025. References below to adjusted operating income, adjusted net income, and adjusted diluted net income per common share are non-GAAP financial measures; see “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”
•Consolidated net sales decreased $5.4 million, or 0.7%, to $752.5 million.
◦U.S. Retail sales increased $0.3 million driven by higher average unit retail (“AUR”), partially offset by lower unit volume. Comparable net sales, including retail stores and eCommerce, increased 0.4% for the period.
◦U.S. Wholesale sales decreased $10.7 million, driven by lower sales of our exclusive Carter’s brands, in part due to earlier demand for Fall product in the second quarter of fiscal 2026, and lower replenishment demand.
◦International sales increased $5.0 million, driven by growth in Canada and Mexico, as well as higher demand from our international partners.
•Consolidated gross profit increased $13.1 million, or 3.8%, to $354.8 million, reflecting a higher gross margin, partially offset by lower net sales. Consolidated gross margin increased 200 bps to 47.1%, primarily due to higher AUR and favorable channel mix, partially offset by higher average unit cost (“AUC”) driven by investments in product make, higher product costs, and incremental tariff-related costs, which were partially mitigated by negotiated vendor cost concessions.
•Consolidated SG&A expenses decreased $13.8 million, or 4.3%, to $304.2 million. SG&A as a percentage of consolidated net sales (“SG&A rate”) decreased 160 bps to 40.4%, driven by costs related to organizational restructuring and operating model improvements in the third quarter of fiscal 2025 that did not reoccur in the third quarter of fiscal 2026, reduced costs resulting from these previously implemented restructuring actions, lower distribution and transportation costs, and lower bad debt expense, partially offset by incremental marketing investments and inflationary pressure in retail store-related expenses.
•Consolidated operating income increased $26.7 million to $55.8 million and adjusted operating income increased $17.6 million, or 44.6%, to $56.9 million. Operating margin increased 360 bps to 7.4%, and adjusted operating margin increased 240 bps to 7.6%, driven by the factors discussed in detail below.
•Consolidated net income increased $25.0 million to $36.6 million, primarily due to the factors discussed in detail below, including the non-recurrence of a pre-tax non-cash pension settlement charge of $8.8 million in the third quarter of fiscal 2025. Adjusted net income increased $10.6 million, or 39.7%, to $37.5 million.
•Diluted net income per common share increased $0.68 to $1.00 and adjusted diluted net income per common share increased $0.29, or 39.2%, to $1.03.
•During the first three quarters of fiscal 2026, we opened 5 stores and closed 40 stores in the United States.
•As a result of our strong financial position and available liquidity, we returned $9.1 million in cash dividends to our shareholders in the third quarter of fiscal 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED OCTOBER 3, 2026 COMPARED TO THIRD FISCAL QUARTER ENDED SEPTEMBER 27, 2025
The following table summarizes our results of operations.

	Fiscal quarter ended
(dollars in thousands, except per share data)	October 3, 2026	September 27, 2025	$ Change	% / bps Change
Consolidated net sales	$752,456	$757,836	$(5,380)	(0.7)%
Cost of goods sold	397,690	416,208	(18,518)	(4.4)%
Gross profit	354,766	341,628	13,138	3.8%
Gross profit as % of consolidated net sales	47.1%	45.1%		200 bps
Royalty income, net	5,176	5,428	(252)	(4.6)%
Royalty income, net as % of consolidated net sales	0.7%	0.7%		—
Selling, general, and administrative expenses	304,172	317,963	(13,791)	(4.3)%
SG&A expenses as % of consolidated net sales	40.4%	42.0%		(160) bps
Operating income	55,770	29,093	26,677	91.7%
Operating income as % of consolidated net sales	7.4%	3.8%		360 bps
Interest expense	11,826	7,173	4,653	64.9%
Interest income	(4,797)	(2,573)	(2,224)	86.4%
Other expense, net	329	882	(553)	(62.7)%
Pension plan settlement	—	8,777	(8,777)	nm
Income before income taxes	48,412	14,834	33,578	>100%
Income tax provision	11,801	3,241	8,560	>100%
Effective tax rate(*)	24.4%	21.8%		260 bps
Net income	$36,611	$11,593	$25,018	>100%

Basic net income per common share	$1.00	$0.32	$0.68	>100%
Diluted net income per common share	$1.00	$0.32	$0.68	>100%
Dividend declared and paid per common share	$0.25	$0.25	$—	—%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. If applicable, percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $5.4 million, or 0.7%, to $752.5 million. The decrease in net sales was driven by the U.S. Wholesale segment, partially offset by increased net sales in the International segment. Unit volume decreased by a mid-single digit percentage, primarily driven by U.S. Wholesale. AUR increased by a mid-single digit percentage, primarily reflecting higher realized pricing in each of our segments. Changes in foreign currency exchange rates used for translation had a favorable effect on our consolidated net sales of $0.9 million.
Gross Profit and Gross Margin
Consolidated gross profit increased $13.1 million, or 3.8%, to $354.8 million, reflecting a higher gross margin, partially offset by lower net sales. Consolidated gross margin increased 200 bps to 47.1%, driven by higher AUR and favorable channel mix, partially offset by higher AUC. AUC increased by a low-single digit percentage, reflecting investments in product make, higher product costs, and higher incremental tariff-related costs, which were partially mitigated by negotiated vendor cost concessions. Incremental tariff-related costs, which represent tariff costs in excess of the duty rates in effect prior to the tariff actions initiated in fiscal 2025 and fiscal 2026, were unfavorable to the prior period by approximately $2 million.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $13.8 million, or 4.3%, to $304.2 million and decreased as a percentage of consolidated net sales by 160 bps to 40.4%. The decrease in SG&A rate primarily reflects costs related to organizational restructuring and operating model improvements in the third quarter of fiscal 2025 that did not reoccur in the third quarter of fiscal 2026, reduced costs resulting from these previously implemented restructuring actions, lower distribution and transportation costs, and lower bad debt expense. These decreases were partially offset by incremental marketing investments and inflationary pressure in retail store-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Income
Consolidated operating income increased $26.7 million, or 91.7%, to $55.8 million and increased as a percentage of net sales by 360 bps to 7.4%, primarily due to the factors previously discussed.
Interest Expense
Consolidated interest expense increased $4.7 million, or 64.9%, to $11.8 million, reflecting the impact of the Company’s fourth quarter of fiscal 2025 issuance of $575.0 million principal amount of 7.375% senior notes due 2031 and redemption of $500.0 million principal amount of 5.625% senior notes due 2027.
Interest Income
Consolidated interest income increased $2.2 million, or 86.4%, to $4.8 million, primarily driven by higher cash balances and short-term investments during the period.
Income Taxes
Consolidated income tax provision increased $8.6 million to $11.8 million and the effective tax rate increased to 24.4% from 21.8% in the prior period. The increase in the consolidated income tax provision was driven by higher pre-tax income, while the increase in the effective tax rate for the period was driven by a higher estimated annual effective tax rate, reflecting a larger proportion of income generated in higher tax jurisdictions, including income from IEEPA tariff refunds in the U.S., as well as net unfavorable discrete tax items compared to the prior-year period.
Net Income
Consolidated net income increased $25.0 million to $36.6 million, reflecting the factors discussed above and the non-recurrence of a non-cash pension settlement charge of $8.8 million recorded in the third quarter of fiscal 2025 related to the settlement of obligations under the frozen OshKosh B’Gosh Pension Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Third Quarter of Fiscal 2026 compared to Third Quarter of Fiscal 2025
The following table summarizes net sales by segment and segment operating income for the third quarter of fiscal 2026 and the third quarter of fiscal 2025:

	Fiscal quarter ended
(dollars in thousands)	October 3, 2026	% of consolidated net sales	September 27, 2025	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$362,624	48.2%	$362,307	47.8%	$317	0.1%
U.S. Wholesale	273,110	36.3%	283,805	37.4%	(10,695)	(3.8)%
International	116,722	15.5%	111,724	14.8%	4,998	4.5%
Consolidated net sales	$752,456	100.0%	$757,836	100.0%	$(5,380)	(0.7)%

Segment operating income:		Segment operating margin		Segment operating margin
U.S. Retail	$19,307	5.3%	$9,976	2.8%	$9,331	93.5%
U.S. Wholesale	48,715	17.8%	43,998	15.5%	4,717	10.7%
International	11,705	10.0%	9,172	8.2%	2,533	27.6%
Total segment operating income	$79,727	10.6%	$63,146	8.3%	$16,581	26.3%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Unallocated corporate expenses(1)	$(22,794)	n/a	$(23,767)	n/a	$(973)	(4.1)%
IP litigation costs(2)	(1,163)	n/a	—	n/a	n/a	n/a
Organizational restructuring(3)	—	n/a	(6,117)	n/a	n/a	n/a
Operating model improvement costs(4)	—	n/a	(3,669)	n/a	n/a	n/a
Leadership transition costs(5)	—	n/a	(500)	n/a	n/a	n/a
Consolidated operating income	$55,770	7.4%	$29,093	3.8%	$26,677	91.7%
(1)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(2)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies, to the condensed consolidated financial statements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(3)Related to charges for severance and other termination benefits as a result of an organizational restructuring. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(4)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(5)Related to costs associated with the retirement of Michael D. Casey, the Company’s former CEO. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
U.S. Retail
U.S. Retail segment net sales increased $0.3 million, or 0.1%, to $362.6 million, driven by higher AUR, partially offset by lower unit volume. AUR increased by a low-single digit percentage, reflecting higher regular pricing partially offset by increased promotional activity. Unit volume decreased by a low-single digit percentage driven by the impact of net store closures, as well as lower traffic and conversion.
Comparable net sales, including retail stores and eCommerce, increased 0.4% driven by higher average transaction size, reflecting higher AUR and higher units per transaction, partially offset by lower traffic and conversion. As of October 3, 2026, we operated 769 retail stores in the U.S. compared to 804 as of January 3, 2026, and 808 as of September 27, 2025.
U.S. Retail segment operating income increased $9.3 million, or 93.5%, to $19.3 million, primarily driven by an increase in gross profit of $7.7 million and a decrease in SG&A expenses of $2.2 million. Segment operating margin increased 250 bps to 5.3%, primarily driven by a 210 bps increase in gross margin and a 70 bps decrease in SG&A rate, partially offset by a 30 bps decrease in royalty income as a percentage of net sales. The increase in gross margin was driven by increased AUR discussed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
above and a low-single digit percentage decrease in AUC. The decrease in SG&A rate reflected reduced costs resulting from previously implemented restructuring actions, lower store count, and lower distribution and transportation costs, partially offset by incremental marketing investments and inflationary pressure in store-related expenses.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $10.7 million, or 3.8%, to $273.1 million, driven by lower sales of our exclusive Carter’s brands, reflecting lower replenishment demand and the timing of Fall product shipments, a portion of which shifted into the second quarter of fiscal 2026. AUR increased by a mid-single digit percentage, primarily reflecting higher realized pricing. Unit volume decreased by a high-single digit percentage, primarily reflecting the lower exclusive brands’ sales discussed above.
U.S. Wholesale segment operating income increased $4.7 million, or 10.7%, to $48.7 million, primarily due to an increase in gross profit of $1.2 million and a decrease in SG&A expenses of $3.3 million. Segment operating margin increased 230 bps to 17.8%, primarily driven by a 150 bps increase in gross margin and a 70 bps decrease in SG&A rate. The increase in gross margin was driven by higher AUR and favorable customer mix, partially offset by higher AUC. AUC increased by a low-single digit percentage primarily driven by investments in product make, product mix, and higher incremental tariff-related costs, which were partially mitigated by negotiated vendor cost concessions. The decrease in the SG&A rate reflected lower bad debt expense, partially offset by incremental marketing investments.
International
International segment net sales increased $5.0 million, or 4.5%, to $116.7 million, driven by growth in Canada and Mexico, as well as higher demand from our international partners. In Canada, comparable net sales increased 1.7%, driven by higher AUR, partially offset by lower unit volume. In Mexico, net sales growth primarily reflected the contribution from new retail stores, increased comparable net sales, and favorable changes in foreign currency exchange rates used for translation.
International segment AUR increased by a mid-single digit percentage, driven by higher realized pricing, the favorable impact of foreign currency exchange rates, and favorable product mix. International segment unit volume decreased by a low-single digit percentage, primarily driven by Canada. Changes in foreign currency exchange rates used for translation had a $0.9 million favorable effect on International segment net sales.
As of October 3, 2026, we operated 189 stores and 77 stores in Canada and Mexico, respectively, compared to 192 and 72 as of January 3, 2026, and 192 and 65 as of September 27, 2025.
International segment operating income increased $2.5 million, or 27.6%, to $11.7 million, primarily due to an increase in gross profit of $4.2 million, partially offset by an increase in SG&A expenses of $1.8 million. Segment operating margin increased 180 bps to 10.0%, driven by a 160 bps increase in gross margin and a 20 bps decrease in the SG&A rate. The increase in gross margin was driven by higher AUR and favorable channel mix, partially offset by higher AUC. AUC increased by a low-single digit percentage, driven by higher product costs, partially offset by the favorable impact of foreign currency exchange rates on U.S. dollar-denominated product purchases. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales, reduced costs resulting from previously implemented restructuring actions, and lower distribution costs, partially offset by higher store-related costs and incremental marketing investments.
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
Unallocated corporate expenses decreased $1.0 million, or 4.1%, to $22.8 million. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 10 bps to 3.0%, driven by reduced costs resulting from previously implemented restructuring actions and lower severance, relocation, and recruiting costs, partially offset by higher legal costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
THREE FISCAL QUARTERS ENDED OCTOBER 3, 2026 COMPARED TO THREE FISCAL QUARTERS ENDED SEPTEMBER 27, 2025
The following table summarizes our results of operations.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	October 3, 2026	September 27, 2025	$ Change	% / bps Change
Consolidated net sales	$2,049,060	$1,972,975	$76,085	3.9%
Cost of goods sold	987,822	1,058,497	(70,675)	(6.7)%
Gross profit	1,061,238	914,478	146,760	16.0%
Gross profit as % of consolidated net sales	51.8%	46.4%		540 bps
Royalty income, net	13,158	14,008	(850)	(6.1)%
Royalty income, net as % of consolidated net sales	0.6%	0.7%		(10) bps
Selling, general, and administrative expenses	850,357	869,246	(18,889)	(2.2)%
SG&A expenses as % of consolidated net sales	41.5%	44.1%		(260) bps
Operating income	224,039	59,240	164,799	>100%
Operating income as % of consolidated net sales	10.9%	3.0%		790 bps
Interest expense	34,895	22,849	12,046	52.7%
Interest income	(16,536)	(10,007)	(6,529)	65.2%
Other expense (income), net	766	(265)	1,031	nm
Pension plan settlement	—	8,777	(8,777)	nm
Income before income taxes	204,914	37,886	167,028	>100%
Income tax provision	49,009	10,308	38,701	>100%
Effective tax rate(*)	23.9%	27.2%		(330) bps
Net income	$155,905	$27,578	$128,327	>100%

Basic net income per common share	$4.27	$0.75	$3.52	>100%
Diluted net income per common share	$4.27	$0.75	$3.52	>100%
Dividend declared and paid per common share	$0.75	$1.30	$(0.55)	(42.3)%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. If applicable, percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $76.1 million, or 3.9%, to $2.05 billion. The increase in net sales was driven by growth in each of our U.S. Retail, U.S. Wholesale, and International segments. AUR increased by a mid-single digit percentage, primarily reflecting higher realized pricing in each of our segments, as well as the favorable impact of changes in foreign currency exchange rates used for translation. Unit volume decreased by a low-single digit percentage driven by U.S. Wholesale, partially offset by growth in our U.S. Retail segment. Changes in foreign currency exchange rates used for translation had a favorable effect on our consolidated net sales of $8.9 million.
Gross Profit and Gross Margin
Consolidated gross profit increased $146.8 million, or 16.0%, to $1.06 billion, reflecting increased net sales and a higher gross margin. Consolidated gross margin increased 540 bps to 51.8%, driven by $128 million of IEEPA tariff refund recoveries, higher AUR, and favorable channel mix, partially offset by higher AUC. AUC, which excludes the impact of IEEPA tariff refund recoveries, increased by a high-single digit percentage, driven by incremental domestic and international tariff-related costs and investments in product make, partially offset by negotiated vendor cost concessions. Incremental tariff-related costs, which represent tariff costs in excess of the duty rates in effect prior to the tariff actions initiated in fiscal 2025 and fiscal 2026, were unfavorable to the prior period by approximately $80 million.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $18.9 million, or 2.2%, to $850.4 million and decreased as a percentage of consolidated net sales by 260 bps to 41.5%. The decrease in SG&A rate was driven by fixed cost leverage on higher net sales, costs related to organizational restructuring and operating model improvements in the first three quarters of fiscal 2025 that did not reoccur in the first three quarters of fiscal 2026, lower leadership transition costs, and lower distribution costs. These were partially offset by incremental marketing investments and inflationary pressure in retail store-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Income
Consolidated operating income increased $164.8 million to $224.0 million and increased as a percentage of net sales by 790 bps to 10.9%, primarily due to the factors previously discussed.
Interest Expense
Consolidated interest expense increased $12.0 million, or 52.7%, to $34.9 million, reflecting the impact of the Company’s fourth quarter of fiscal 2025 issuance of $575.0 million principal amount of 7.375% senior notes due 2031 and redemption of $500.0 million principal amount of 5.625% senior notes due 2027.
Interest Income
Consolidated interest income increased $6.5 million, or 65.2%, to $16.5 million, primarily driven by $4 million of interest recognized on IEEPA tariff refund recoveries and higher cash balances and short-term investments during the period.
Income Taxes
Consolidated income tax provision increased $38.7 million to $49.0 million, and the effective tax rate decreased 330 bps to 23.9%. The increase in the consolidated income tax provision was driven by higher pre-tax income, while the decrease in the effective tax rate was driven by discrete tax items recognized in the prior-year period, including incremental tax expense related to expiration of stock-based compensation awards, which had a disproportionate impact on that period’s rate given its lower level of pre-tax income. This was partially offset by a higher estimated annual effective tax rate, reflecting a larger proportion of income generated in higher tax jurisdictions.
Net Income
Consolidated net income increased $128.3 million to $155.9 million, primarily due to the factors discussed above and the non-recurrence of a non-cash pension settlement charge of $8.8 million recorded in the first three quarters of fiscal 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Three Quarters of Fiscal 2026 compared to First Three Quarters of Fiscal 2025
The following table summarizes net sales and segment operating income, by segment, for the first three quarters of fiscal 2026 and fiscal 2025:

	Three fiscal quarters ended
(dollars in thousands)	October 3, 2026	% of consolidated net sales	September 27, 2025	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$999,549	48.8%	$956,288	48.5%	$43,261	4.5%
U.S. Wholesale	740,069	36.1%	726,899	36.8%	13,170	1.8%
International	309,442	15.1%	289,788	14.7%	19,654	6.8%
Consolidated net sales	$2,049,060	100.0%	$1,972,975	100.0%	$76,085	3.9%

Segment operating income:		Segment operating margin		Segment operating margin
U.S. Retail	$32,597	3.3%	$16,052	1.7%	$16,545	>100%
U.S. Wholesale	115,240	15.6%	126,369	17.4%	(11,129)	(8.8)%
International	21,273	6.9%	12,564	4.3%	8,709	69.3%
Total segment operating income	$169,110	8.3%	$154,985	7.9%	$14,125	9.1%

Items not included in segment operating income:		Consolidated operating margin		Consolidated operating margin
Tariff refund recovery(1)	$127,669	n/a	$—	n/a	n/a	n/a
Unallocated corporate expenses(2)	(65,635)	n/a	(68,465)	n/a	(2,830)	(4.1)%
Leadership transition costs(3)	(4,726)	n/a	(7,694)	n/a	n/a	n/a
IP litigation costs(4)	(2,379)	n/a	—	n/a	n/a	n/a
Organizational restructuring(5)	—	n/a	(6,117)	n/a	n/a	n/a
Operating model improvement costs(6)	—	n/a	(13,469)	n/a	n/a	n/a
Consolidated operating income	$224,039	10.9%	$59,240	3.0%	$164,799	>100%
(1)Related to $128 million of IEEPA tariff refund recoveries, excluding interest received, which are reflected as a reduction of Cost of goods sold in our condensed consolidated statement of operations.
(2)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including performance-based compensation.
(3)Related to costs associated with the retirement of Michael D. Casey, the Company’s former CEO, in fiscal 2025 and costs related to the departure of Douglas C. Palladini, the Company’s former CEO, in the second quarter of fiscal 2026. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(4)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business, as described in Note 15, Commitments and Contingencies, to the condensed consolidated financial statements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(5)Related to charges for severance and other termination benefits as a result of an organizational restructuring. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
(6)Primarily related to third-party consulting costs to support operating model improvements. Amounts are reflected within Selling, general, and administrative expenses in our condensed consolidated statement of operations.
U.S. Retail
U.S. Retail segment net sales increased $43.3 million, or 4.5%, to $999.5 million. The increase in net sales was driven by higher unit volume and AUR. Unit volume increased by a low-single digit percentage driven by higher traffic, transactions, and units per transaction in both stores and eCommerce, partially offset by the sales impact of net store closures. AUR increased by a low-single digit percentage, reflecting higher pricing, partially offset by product mix, which reflects a higher proportion of opening price point product, and increased promotional activity. Comparable net sales, including retail stores and eCommerce, increased 5.0% driven by the factors mentioned above.
U.S. Retail segment operating income increased $16.5 million to $32.6 million, primarily due to an increase in gross profit of $19.5 million, partially offset by an increase in SG&A expenses of $2.7 million. Segment operating margin increased 160 bps

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
to 3.3%, driven by a 220 bps decrease in the SG&A rate, partially offset by a 60 bps decrease in gross margin. The decrease in gross margin was driven by a mid-single digit percentage increase in AUC, reflecting incremental tariff-related costs net of negotiated vendor cost concessions, partially offset by increased AUR. The decrease in the SG&A rate was driven by fixed cost leverage on higher net sales, reduced costs resulting from previously implemented restructuring actions, and lower distribution and transportation costs, partially offset by incremental marketing investments and inflationary pressure in retail store-related expenses.
U.S. Wholesale
U.S. Wholesale segment net sales increased $13.2 million, or 1.8%, to $740.1 million, driven by growth in our exclusive Carter’s brands, partially offset by lower demand from certain customers and lower sales of excess product to our off-price wholesale channel customers. AUR increased by a high-single digit percentage, primarily reflecting higher realized pricing and the lower proportion of off-price sales. Unit volume decreased by a mid-single digit percentage, primarily reflecting the lower demand from certain customers and off-price sales discussed above.
U.S. Wholesale segment operating income decreased $11.1 million, or 8.8%, to $115.2 million, primarily due to a decrease in gross profit of $16.6 million, partially offset by a decrease in SG&A expenses of $6.1 million. Segment operating margin decreased 180 bps to 15.6%. The drivers of the decrease in operating margin were a 280 bps decrease in gross margin, partially offset by a 100 bps decrease in SG&A rate. The decrease in gross margin was driven by a low-double digit percentage increase in AUC, reflecting incremental tariff-related costs and investments in product make, net of negotiated vendor cost concessions. This was partially offset by higher AUR and favorable customer mix. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales, lower distribution costs, lower performance-based compensation expense, and lower bad debt expense, partially offset by incremental marketing investments.
International
International segment net sales increased $19.7 million, or 6.8%, to $309.4 million, driven by growth in Mexico and Canada, partially offset by lower sales to international partners. In Mexico, net sales growth reflected higher AUR and the contribution from new retail stores. Canadian comparable net sales, including retail stores and eCommerce, increased 2.3% driven by higher AUR. International segment AUR increased by a mid-single digit percentage driven by pricing and the favorable impact of foreign currency exchange rates. International segment unit volume increased by a low-single digit percentage. Changes in foreign currency exchange rates used for translation had an $8.9 million favorable effect on International segment net sales.
International segment operating income increased $8.7 million, or 69.3%, to $21.3 million, primarily due to an increase in gross profit of $16.2 million, partially offset by an increase in SG&A expenses of $7.5 million. Segment operating margin increased 260 bps to 6.9%, driven by a 230 bps increase in gross margin and a 30 bps decrease in the SG&A rate. The increase in gross margin was driven by higher AUR and favorable channel mix, partially offset by increased AUC. AUC increased by a low-single digit percentage driven by higher product costs, partially offset by the favorable impact of foreign currency exchange rates on U.S. dollar-denominated product purchases. The decrease in the SG&A rate was driven by fixed cost leverage on increased net sales and reduced costs resulting from previously implemented restructuring actions, partially offset by increased store-related costs.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $2.8 million, or 4.1%, to $65.6 million. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 30 bps to 3.2% driven by reduced costs resulting from previously implemented restructuring actions, lower performance-based compensation, and lower consulting costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES TO GAAP MEASURES
We have provided non-GAAP adjusted cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share measures, which exclude certain items presented below. We believe that this information provides a meaningful comparison of our results and affords investors a view of what management considers to be our core performance, and we also, from time to time, use some of these non-GAAP measures, such as adjusted operating income, as performance metrics in awards under our annual and long-term incentive compensation plans. These measures are not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measures are cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share, respectively. Adjusted cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share should not be considered in isolation or as a substitute for analysis of our results as reported in accordance with GAAP. Other companies may calculate adjusted cost of goods sold, gross profit, SG&A expenses, operating income, interest income, income tax provision, net income, and diluted net income per common share differently than we do, limiting the usefulness of the measures for comparisons with other companies.

	Fiscal quarter ended October 3, 2026
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A Expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$397.7	$354.8	$304.2	$55.8	7.4%	$4.8	$11.8	$36.6	$1.00
IP litigation costs(1)	—	—	(1.2)	1.2		—	0.3	0.9	0.02
As adjusted	$397.7	$354.8	$303.0	$56.9	7.6%	$4.8	$12.1	$37.5	$1.03

	Three fiscal quarters ended October 3, 2026
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A Expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$987.8	$1,061.2	$850.4	$224.0	10.9%	$16.5	$49.0	$155.9	$4.27
Tariff refund recovery(2)	127.7	(127.7)	—	(127.7)		(4.0)	(31.6)	(100.1)	(2.74)
Leadership transition costs(3)	—	—	(4.7)	4.7		—	1.1	3.6	0.10
IP litigation costs(1)	—	—	(2.4)	2.4		—	0.6	1.8	0.05
As adjusted	$1,115.5	$933.6	$843.2	$103.5	5.0%	$12.5	$19.1	$61.2	$1.68
(1)Reflects third-party legal defense costs incurred in connection with a specific intellectual property litigation matter not in the ordinary course of business described in Note 15, Commitments and Contingencies, to the condensed consolidated financial statements.
(2)Related to $132 million of IEEPA tariff refund recoveries, including $4 million of interest received.
(3)Related to costs associated with the departure of Douglas C. Palladini, the Company’s former CEO, in the second quarter of fiscal 2026, and the related leadership transition, including executive recruiting costs.
Note: Results may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Fiscal quarter ended September 27, 2025
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A Expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$416.2	$341.6	$318.0	$29.1	3.8%	$2.6	$3.2	$11.6	$0.32
Organizational restructuring(1)	—	—	(6.1)	6.1		—	1.5	4.6	0.13
Operating model improvement costs(2)	—	—	(3.7)	3.7		—	0.9	2.8	0.08
Leadership transition costs(3)	—	—	(0.5)	0.5		—	0.1	0.4	0.01
Pension plan settlement(4)	—	—	—	—		—	2.1	6.7	0.18
Deferred compensation plan termination(5)	—	—	—	—		—	(0.8)	0.8	0.02
As adjusted	$416.2	$341.6	$307.7	$39.4	5.2%	$2.6	$7.1	$26.8	$0.74

	Three fiscal quarters ended September 27, 2025
(dollars in millions, except earnings per share)	Cost of Goods Sold	Gross Profit	SG&A Expenses	Operating Income	% Net Sales	Interest Income	Income Taxes	Net Income	Diluted Net Income per Common Share
As reported (GAAP)	$1,058.5	$914.5	$869.2	$59.2	3.0%	$10.0	$10.3	$27.6	$0.75
Organizational restructuring(1)	—	—	(6.1)	6.1		—	1.5	4.6	0.13
Operating model improvement costs(2)	—	—	(13.5)	13.5		—	3.2	10.2	0.29
Leadership transition costs(3)	—	—	(7.7)	7.7		—	0.7	7.0	0.19
Pension plan settlement(4)	—	—	—	—		—	2.1	6.7	0.19
Deferred compensation plan termination(5)	—	—	—	—		—	(0.8)	0.8	0.02
As adjusted	$1,058.5	$914.5	$842.0	$86.5	4.4%	$10.0	$17.0	$56.9	$1.57
(1)Related to charges for severance and other termination benefits as a result of organizational restructuring.
(2)Primarily related to third-party consulting costs to support operating model improvements.
(3)Related to costs associated with the retirement of Michael D. Casey, the Company’s former CEO.
(4)Related to non-cash charges as a result of pension plan settlements.
(5)Related to the incremental income tax impact resulting from the announced termination of the Company’s deferred compensation plan.
Note: Results may not be additive due to rounding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES
Our ongoing cash needs are primarily for working capital (consisting primarily of inventory), capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, short-term investments, cash flow from operations, and available borrowing capacity under our secured asset-based revolving credit facility. We believe that our sources of liquidity are sufficient to meet our cash requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in the “Forward-Looking Statements” section of this Form 10-Q, including, but not limited to, our risk factors discussed under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, the risk factors discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K, and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Known or Anticipated Trends” in our most recently filed Annual Report on Form 10-K, the impacts of new tariffs and other trade measures have had and may continue to have an adverse impact on our cost structure and supply chain, which may impact our working capital needs in the near term. While recent developments, including those discussed in “Recent Developments” in this Quarterly Report on Form 10-Q, may affect our future exposure to these tariffs, the trade policy environment remains dynamic and the ultimate impacts are uncertain. We continue to evaluate and mitigate these impacts and may experience volatility in cash flows in the near term. However, we believe our sources of liquidity, including cash and available borrowing capacity under our secured asset-based revolving credit facility, will be sufficient to manage these developments.
In the third quarter of fiscal 2026, we invested $100.0 million of our U.S. cash balances in a laddered portfolio of certificates of deposit with original maturities of three, six, and nine months, to increase the yield earned on excess cash while preserving liquidity. As of October 3, 2026, $75.0 million of these certificates of deposit, which have original maturities greater than three months, are classified as Short-term investments, and the remaining $25.0 million is included in Cash and cash equivalents.
As of October 3, 2026, we had $451.0 million of cash and cash equivalents and $75.0 million of short-term investments. Cash and cash equivalents included $60.4 million held at financial institutions located outside of the United States. We do not expect any material restrictions on our ability to access or use cash held outside of the United States. We maintain cash deposits and certificates of deposit with major financial institutions in amounts that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits and certificates of deposit among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at October 3, 2026 were $228.9 million compared to $237.9 million at September 27, 2025 and $178.6 million at January 3, 2026. The decrease of $9.0 million, or 3.8%, at October 3, 2026 compared to September 27, 2025 primarily reflects the timing of wholesale customer shipments. Due to the seasonal nature of our operations, the net accounts receivable balance at October 3, 2026 is not comparable to the net accounts receivable balance at January 3, 2026.
Inventories at October 3, 2026 were $587.0 million compared to $656.1 million at September 27, 2025 and $544.6 million at January 3, 2026. The decrease of $69.1 million, or 10.5%, at October 3, 2026 compared to September 27, 2025 was driven by the timing of inbound inventory receipts and lower incremental tariffs imposed on products imported into the United States. Due to the seasonal nature of our operations, the inventory balance at October 3, 2026 is not comparable to the inventory balance at January 3, 2026.
Prepaid expenses and other current assets at October 3, 2026 were $74.5 million compared to $55.6 million at September 27, 2025 and $60.5 million at January 3, 2026. The increase of $18.9 million, or 34.0%, at October 3, 2026 compared to September 27, 2025 was primarily driven by the reclassification of the Rabbi Trust assets from long-term to current, reflecting their liquidation in the fourth quarter of fiscal 2026 in connection with the settlement of the related deferred compensation liabilities.
Accounts payable at October 3, 2026 were $254.4 million compared to $240.2 million at September 27, 2025 and $235.7 million at January 3, 2026. The increase of $14.1 million, or 5.9%, at October 3, 2026 compared to September 27, 2025 was driven by the timing of vendor payments. Due to the seasonal nature of our operations, the accounts payable balance at October 3, 2026 is not comparable to the accounts payable balance at January 3, 2026.
Other current liabilities at October 3, 2026 were $123.8 million compared to $110.9 million at September 27, 2025 and $133.8 million at January 3, 2026. The increase of $12.9 million, or 11.6%, at October 3, 2026 compared to September 27, 2025 was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
primarily driven by the reclassification of deferred compensation liabilities from long-term to current, reflecting their settlement in the fourth quarter of fiscal 2026, and higher income taxes payable due to the timing of estimated income tax payments, partially offset by lower accrued performance-based compensation.
Other long-term liabilities at October 3, 2026 were $14.8 million compared to $34.0 million at September 27, 2025 and $19.4 million at January 3, 2026. The decrease of $19.3 million, or 56.6%, at October 3, 2026 compared to September 27, 2025 was primarily driven by the reclassification of deferred compensation liabilities from long-term to current, reflecting their settlement in the fourth quarter of fiscal 2026.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $101.8 million for the first three quarters of fiscal 2026 compared to net cash used in operating activities of $136.3 million in the first three quarters of fiscal 2025. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The increase in operating cash flow was primarily driven by $132 million of IEEPA tariff refund recoveries, including interest, and the timing of inbound inventory receipts.
Net Cash Used in Investing Activities
Net cash used in investing activities was $104.7 million for the first three quarters of fiscal 2026 compared to $42.7 million in the first three quarters of fiscal 2025. The increase in net cash used in investing activities was driven by $75.0 million of purchases of short-term investments, partially offset by lower capital expenditures, reflecting fewer retail store openings and remodels in the United States. We plan to invest approximately $50 million in capital expenditures in fiscal 2026, primarily for our distribution facilities, strategic information technology initiatives, and retail store openings in Mexico.
Net Cash Used in Financing Activities
Net cash used in financing activities was $31.3 million in the first three quarters of fiscal 2026 compared to $52.1 million in the first three quarters of fiscal 2025. The decrease in net cash used in financing activities was primarily driven by lower cash dividends distributed to shareholders during the period.
Share Repurchases
The Company did not repurchase and retire any shares of its common stock through open market transactions during the first three quarters of fiscal 2026 and 2025. The total remaining capacity under outstanding repurchase authorizations as of October 3, 2026 was approximately $599.0 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
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
Dividends
In each of the first three quarters of fiscal 2026, the Company’s Board declared, and the Company paid, a cash dividend per common share of $0.25 (for an aggregate cash dividend per common share of $0.75 for the first three quarters of fiscal 2026). Additionally, in the first, second, and third quarters of fiscal 2025, the Board declared, and the Company paid, a cash dividend per common share of $0.80, $0.25, and $0.25, respectively (for an aggregate cash dividend per common share of $1.30 for the first three quarters of fiscal 2025). Our Board will evaluate future dividend declarations based on a number of factors, including restrictions under our secured asset-based revolving credit facility (“ABL facility”), business conditions, our financial performance, and other considerations.
Provisions in our ABL facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 6, Long-Term Debt, to the condensed consolidated financial statements.
Financing Activities
Secured Revolving Credit Facility
As of October 3, 2026 and January 3, 2026, we had no outstanding borrowings under our ABL facility, exclusive of $5.8 million and $6.3 million of outstanding letters of credit, respectively. As of September 27, 2025, we had no outstanding borrowings under our secured cash-flow-based revolving credit facility, exclusive of $6.9 million of outstanding letters of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
credit. As of October 3, 2026, January 3, 2026, and September 27, 2025, there was approximately $540.5 million, $743.7 million, and $843.1 million available for future borrowing, respectively. Any outstanding borrowings under our ABL facility are classified as non-current liabilities on our condensed consolidated balance sheets due to contractual repayment terms under the ABL facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
The availability under the ABL facility was $540.5 million and $743.7 million as of October 3, 2026 and January 3, 2026, respectively. Availability is determined using borrowing base calculations of eligible inventory, accounts receivable, and intellectual property balances, less availability reserves, current outstanding borrowings under the ABL facility, and outstanding letters of credit. Availability may fluctuate throughout the year principally based on changes in eligible inventory and accounts receivable balances. As of October 3, 2026, the borrowing rate for a term Secured Overnight Financing Rate (“SOFR”) loan would have been 5.16%, which includes an excess availability-based adjustment of 1.25%.
As of October 3, 2026, the Company was in compliance with its covenants and requirements under the ABL facility.
Senior Notes
As of October 3, 2026, the Company had $575.0 million principal amount of senior notes outstanding, bearing interest at a rate of 7.375% per annum, and maturing on February 15, 2031. On our condensed consolidated balance sheets, the $575.0 million of outstanding senior notes as of October 3, 2026 is reported net of $6.9 million of unamortized debt issuance-related costs.
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
The Company believes that the assumptions used in the impairment tests are reasonable and supportable as of October 3, 2026, and therefore, there were no impairment charges recorded in the third quarter or first three quarters of fiscal 2026. As of October 3, 2026, the carrying value of the goodwill ascribed to the Canada reporting unit was $37.2 million.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
the third quarter of fiscal 2026, compared to the third quarter of fiscal 2025, had a $0.9 million favorable effect on our consolidated net sales. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2026, compared to the first three quarters of fiscal 2025, had an $8.9 million favorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our ABL facility, which carries variable interest rates. As of October 3, 2026, there were no variable rate borrowings outstanding under the ABL facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a twelve-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 3, 2026.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended October 3, 2026 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were reasonably likely to materially affect, such control over financial reporting during the fiscal quarter ended October 3, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
July 5, 2026 through August 1, 2026	—	$—	—	$598,966,271

August 2, 2026 through August 29, 2026	18,496	$39.90	—	$598,966,271

August 30, 2026 through October 3, 2026	—	$—	—	$598,966,271

Total	18,496		—
(1)All the shares purchased represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards between August 2, 2026 and August 29, 2026.
(2)The Company did not repurchase shares in open market transactions during the third quarter of fiscal 2026. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Under share repurchase authorizations approved by our Board of Directors, which have no expiration dates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended October 3, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.
Elimination of Series A Junior Participating Preferred Stock
On September 22, 2025, the Board adopted a limited duration shareholder rights plan and declared a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. Each Right entitled its holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock, subject to the terms of the Shareholder Rights Agreement, dated as of September 22, 2025, by and between the Company and Equiniti Trust Company, LLC, as rights agent (the “Rights Agreement”).
On September 21, 2026, the Rights expired in accordance with the terms of the Rights Agreement. Accordingly, on October 27, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination to eliminate the Series A Junior Participating Preferred Stock, which had been designated for potential use in connection with the Rights Agreement, from the Company’s Amended and Restated Certificate of Incorporation. As a result, all shares designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized, unissued shares of preferred stock, without designation.
The foregoing description of the Certificate of Elimination does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Certificate of Elimination, which is included as Exhibit 3.3 hereto, and is incorporated by reference herein.

Leadership Evolution
On October 30, 2026, the Company announced the evolution of its leadership change, consisting of the following appointments:
•Chief Product Officer: Maria Gemzell, who is expected to join the Company in early 2027;
•Chief Commercial Officer: Allison Peterson;
•Chief Strategy and Business Development Officer: Emily Evert; and
•Chief Brand Officer: Sarah Crockett.
In addition, the Company announced the following changes to its leadership team:
•the Company is commencing a search for a standalone Chief Operating Officer, and Richard Westenberger, who is currently serving as Chief Operating Officer and Chief Financial Officer, has decided to step down as Chief Operating Officer (to be effective upon the Company’s appointment of a new Chief Operating Officer). Mr. Westenberger will continue to serve as Chief Financial Officer;
•Julie D’Emilio, Chief Sales Officer, has decided to retire from Carter’s. Ms. D’Emilio’s last day as Chief Sales Officer is October 30, 2026 and Ms. D’Emilio will serve as an advisor through year-end to assist with the transition; and
•Karen Smith, Chief Supply Chain Officer, will retire from Carter’s in March 2027 after serving Carter’s for almost five years and more than 35 years in the apparel industry. Ms. Smith informed the Company of her decision in February 2026 and will continue to serve in her role through her retirement date to assist with the transition.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Carter’s, Inc.	8-K	3.1	May 23, 2017
3.2	Amended and Restated By-Laws of Carter’s, Inc.	8-K	3.1	November 13, 2025
3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company, dated October 27, 2026				X
10.1 *	Form of Carter's Employment Agreement (October 2026)				X
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.				X
32	Section 1350 Certification.				X
101.INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from this Quarterly Report on Form 10-Q formatted as Inline XBRL				X
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 30, 2026	/s/ SHARON PRICE JOHN
Sharon Price John
Chief Executive Officer & President
(Principal Executive Officer)

October 30, 2026	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Chief Financial Officer & Chief Operating Officer
(Principal Financial & Accounting Officer)